Form 10QSB
period 1995-09-30
MAGNOLIA FOODS INC
filed 1995-11-14
CIK 794107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB



     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----      SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1995



Commission file number 01-15109
                       --------

                              MAGNOLIA FOODS, INC.
             (Exact name of registrant as specified in its charter)



      Oklahoma                                    73-1251800
--------------------------------------------------------------------------------
(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)



      1119 N.W. 63rd Street            Oklahoma City, Okla.      73116
--------------------------------------------------------------------------------
                  (Address of principal executive offices)



                               (405) 840-9655
                               --------------
            (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Common Stock,                                20,811,926
           Par Value $0.01                              Shares outstanding as of
           per share                                    September 30, 1995


Transitional Small Business Disclosure Format Yes     No X
                                                  ---   ---

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                            1995                      1994
                                                                        --------------            -------------
                                                                         (unaudited)
ASSETS
------

CURRENT ASSETS
     Cash and Temporary Cash
       Investments                                                     $        12,007             $    127,243
     Accounts Receivable                                                        90,934                   16,629
     Inventories                                                                48,895                   89,033
     Prepaid Expense                                                            50,755                   16,635
     Short Term Investment                                                         -0-                  100,000
                                                                       ---------------             ------------
         Total current assets                                                  202,591                  349,540

PROPERTY AND EQUIPMENT
     Leasehold Improvements                                                    396,661                  502,682
     Furniture and Equipment                                                   310,063                  419,976
     Equipment Not in Use                                                      105,566                  105,566
                                                                       ---------------             ------------
                                                                               812,290                1,028,224
     Less Accumulated Depreciation                                            (167,931)                 (95,634)
                                                                       ---------------             ------------
                                                                               644,359                  932,590

OTHER ASSETS
     Franchise Rights (Net)                                                    398,438                  414,375
     Other Investments                                                          89,871                    2,500
     Organization Costs (Net)                                                   15,582                   18,698
     Deposits                                                                   34,675                   46,825
     Receivable from Related Parties                                            53,954                   53,954
                                                                       ---------------             ------------
                                                                               592,520                  536,372
                                                                       ---------------             ------------
TOTAL ASSETS                                                           $     1,439,470             $  1,818,502
                                                                       ---------------             ------------
                                                                       ---------------             ------------




                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                September 30,             December 31,
                                                                   1995                      1994
                                                                ------------              -------------
                                                                (unaudited)

LIABILITIES AND STOCKHOLDER'S
  EQUITY

CURRENT LIABILITIES
  Accounts Payable                                               $   369,675               $    256,199
  Accrued Expense                                                     63,764                    153,661
  Reserve for Closed Stores                                           50,873                    138,752
  Notes Payable                                                      343,993                    280,183
                                                                 -----------               ------------
     TOTAL CURRENT LIABILITIES                                       828,305                    828,795


STOCKHOLDERS' EQUITY
  Series B 10% cumulative convertible
     Preferred Stock, par value $.10
     per share-25,000 shares authorized,
     issued and outstanding                                            2,500                      2,500
  Common stock, par value $.01 per
     share; 25,000,000 shares authorized,
     20,816,456 and 16,375,456 shares
     issued in 1995 and 1994 and
     20,811,926 and 16,370,926 shares
     outstanding in 1995 and 1994.                                   208,165                    163,755
  Additional paid-in capital                                       4,127,309                  3,976,089
  Retained Earnings (Deficit)                                     (3,725,607)                (3,151,435)
                                                                 -----------               ------------
                                                                     612,367                    990,909

  Less Treasury stock - 4,530
     Shares at Cost                                                    1,202                      1,202
                                                                 -----------               ------------
                                                                     611,165                    989,707
                                                                 -----------               ------------
TOTAL LIABILITIES AND STOCK-                                     $ 1,439,470               $  1,818,502
  HOLDERS EQUITY                                                 -----------               ------------
                                                                 -----------               ------------



                             See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)



                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30              SEPTEMBER 30
                                                                ------------------        -----------------
                                                                1995         1994         1995         1994

Revenues:
  Food & Beverage Sales                                    $  614,034   $ 1,359,822    $ 2,199,059  $ 1,699,818
  Interest and other                                              292         3,354         23,324        3,634
                                                           ----------   -----------    -----------  -----------
     Total Operating Revenues                                 614,326     1,363,176      2,222,383    1,703,452

Costs and Expenses
  Cost of Sales                                               209,613       468,030        793,194      590,416
  Restaurant Operations                                       366,105       873,824      1,307,285    1,075,253
  General & Administrative                                    198,416       159,085        426,828      178,770
  Interest                                                      6,018         6,631         18,663       17,739
  Depreciation & Amortization                                  36,703        34,542        129,694       39,676
  Loss on Restaurant Sale                                      14,869           -0-        120,891          -0-
  Minority Interest                                               -0-        (1,677)           -0-          133
  Loss on issuance of Treas. Stock                                -0-           -0-            -0-       20,625
                                                           ----------   -----------    -----------  -----------
  Total Costs & Expenses                                      831,724     1,540,435      2,796,555    1,922,612

Net Income (Loss) before
  extraordinary gain                                       $ (217,398)  $  (177,259)   $  (574,172) $  (219,160)

Extraordinary Item
  Forgiveness of Debt                                             -0-         8,115            -0-       32,139
                                                           ----------   -----------    -----------  -----------
Net Income (Loss)                                            (217,398)    (169,144)       (574,172)    (187,021)

Earnings (Loss) per common share
  Before extraordinary item                                $    (0.01)  $     (0.02)   $     (0.03) $     (0.02)
  Extraordinary Gain                                       $       --   $     (0.00)   $        --  $     (0.00)
                                                           ----------   -----------    -----------  -----------
              Total                                        $    (0.01)  $     (0.02)   $     (0.03) $     (0.02)

Average Number of Common
  Shares Outstanding                                       19,684,426    10,363,754     18,932,759    9,035,360



                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                            -------------------------------------
                                                                1995                    1994
                                                            -------------------------------------
Operating Activities
--------------------
  Net Income (Loss)                                       $   (574,172)               $  (187,021)
  Items not Affecting Cash from
     Operating Activities:
        Depreciation and amortization                          129,694                     39,676
        Loss on Sale of Restaurant                             120,891                         --
        Issuance of Treasury Stock                                  --                     20,625
        Issuance of Stock for Services                         115,320                         --
  Changes in Operating Assets &
     Liabilities:
        Receivables                                            (74,305)                    (5,199)
        Inventories                                             40,138                    (99,283)
        Other Assets                                           (21,970)                   (13,815)
        Payables & Accruals                                    (98,111)                   173,474
                                                          ------------                -----------

  Net cash provided (used) in                             $   (362,515)               $   (71,543)
     Operating Activities


Investing Activities:
---------------------
  Additions to Property and
     Equipment                                            $    (15,681)               $  (659,809)
  Acquisitions of Investments                                  (81,371)                  (497,826)
  Sale/Return of Investment                                    100,000                         --
  Sale of Equipment                                              6,212                         --
                                                          ------------                -----------
Net cash provided (used) by
  investing activities                                    $      9,160                $(1,157,635)

Financing Activities:
---------------------
  Proceeds from Notes                                     $    250,000                $   998,735
  Payments of Notes                                             (9,190)                   (44,816)
  Offering Costs                                                (2,691)                        --
  Issuance of Common Stock                                          --                $   657,803
                                                          ------------                -----------
  Net cash provided (used) by
    financing activities                                  $    238,119                $ 1,611,722

Increase(Decrease) in Cash                                $   (115,236)                   382,544

Cash - Beginning of Period                                     127,243                     (2,282)
                                                          ------------                -----------
Cash - End of Period                                      $     12,007                $   380,262
                                                          ------------                -----------



                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)



                                     Series B                     Additional
                                     Preferred       Common       Paid-in        Accumulated       Treasury
                                     Stock           Stock        Capital        (Deficit)         Stock     Total

Balance January 1, 1995              $2,500        $163,755     $3,976,089     $3,151,435         $(1,202)  $987,707

Offering Costs                                                      (2,691)                                   (2,691)

Stock Issued for
  Services/Debt                                      44,410        153,911                                   198,321

Net Loss                                                                         (574,172)                  (574,172)
                                     ------        --------     ----------    -----------         -------   --------
Balance Sept. 30, 1995               $2,500        $208,165     $4,127,309    $(3,725,607)        $(1,202)  $611,165
                                     ------        --------     ----------    -----------         -------   --------
                                     ------        --------     ----------    -----------         -------   --------




                             See accompanying notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   Basis of Presentation

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present consolidated financial position as of September 30, 1995 and the consolidated results of operations and the consolidated statements of cash flows for the nine-month period ended September 30, 1995 and is not necessarily indicative of the results to be expected for the full year.



2.   Accounting Policies

     During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report on Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


Revenues and Operations

     Revenues for the period reflect operations of five Skolniks Bagel Bakery restaurants. Revenues for the same period in 1994 reflect sales from ten Skolniks Bagel Bakery restaurants and a joint venture restaurant that is no longer a part of the consolidated financial statements but is now accounted for under the equity method.

     For the quarter, cost of sales in the Skolniks restaurants was 34.1% of sales with restaurant operating expenses running 59.6%. Net income from those operations before depreciation and corporate supervision was approximately $38,000.

     Corporate expenditures of $198,416 during the three month period include costs necessary to supervise the current operations and are being reviewed and reduced by the company on an on-going basis.

Liquidity

     Working capital at September 30, 1995 was a deficit of $625,714 compared to a deficit of $479,255 at December 31, 1994. The deficit increase is due in part to the issuance of short term debt.

     The company intends to concentrate on improving profitability of existing restaurants while reducing corporate overhead to manageable levels. Management shall also continue in its efforts to convert short term debt into equity thus improving its working capital position.

PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8--K

     The following exhibits are included herein:

     (11)  Statement re: computation of earnings per share.

     (27)  Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter.

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MAGNOLIA FOODS,INC.

Dated: November 9, 1995                       BY: /s/ JOSEPH J. JOHNSTON
       ----------------                           -----------------------------
                                                  Joseph J. Johnston
                                                  President and Chief Financial
                                                  Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  (11)       Statement re: computation of earnings per share.

  (27)       Financial Data Schedule