Form 10KSB
period 1995-12-31
MAGNOLIA FOODS INC
filed 1996-05-30
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

Commission file number 01-15109

                              MAGNOLIA FOODS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oklahoma                                                 73-1251800
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          P.O. Box 54714                           Oklahoma City, Oklahoma 73154
- --------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code          (405) 840-9655
                                                    ----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 par value
- --------------------------------------------------------------------------------

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

         Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         Issuer's revenues for the year ended December 31, 1995 were $2,792,119.

         The aggregate market value of voting common stock held by non-affiliates was $2,890,489 on May 23, 1996, based on the average bid and asked prices of such stock as reported on the "pink sheets" of the National Daily Quotation Service.

         As of May 23, 1996, 24,927,118 shares of the Issuer's common stock, par value $.001, were issued and 24,922,588 were outstanding.

         Documents incorporated by reference - None

         Transitional Small Business Disclosure Format   Yes       No   X
                                                              ---      ---

                                     PART I

Item 1. Business

         Magnolia Foods, Inc. (hereinafter referred to as "MFI") is engaged in the development, operation and licensing of various restaurant concepts including Skolniks Bagel Bakery Restaurants, The Texas Ice House Restaurant and Bar, Cafe 2000 and Gators Restaurant.

         Through its wholly owned subsidiary, Bagelco, MFI operates three Skolniks Bagel Bakery Restaurants in Ohio and Illinois. The company plans to sell these restaurants and concentrate its efforts on the expansion of its City Bites joint-venture. MFI also has a 19 state master franchise agreement covering the Skolniks concept.

         The Texas Ice House and Cafe 2000 concepts are deemed experiments in the casual dinner house and self-service health food segments of the industry. The Texas Ice House is scheduled to open in June 1996 and feature a rustic, western style building, concrete floors and wooden booths, tables and chairs. This full service restaurant will feature such dishes as chicken fried steak, fried chicken and a large selection of salads. Liquor service will also be offered.

         Cafe 2000 opened in late 1994 and features a selection of freshly prepared salads, sandwiches and soft drinks. The 1400 sq. ft. facility is located adjacent to the Oklahoma Medical Complex in downtown Oklahoma City.

         Gators Cajun Restaurant has performed below expectations and was closed in the fourth quarter of 1995. The Texas Ice House was sold in the second quarter of 1996

         MFI has signed a joint venture development agreement with City Bites of OKC to develop and operate up to 100 City Bites sandwich shops in a selected territory featuring 7 states.

         MFI is continuing to evaluate its existing restaurant businesses and to explore options for development of other restaurant concepts.

         Operations. Magnolia Foods Inc's restaurants are provided standard operating specifications for preparation and service of food, maintenance of the premises and proper employee conduct. MFI emphasizes uniform standards for product quality, portion control, courtesy and cleanliness.

         MFI is not dependent on particular suppliers for its food, beverages and other products and believes there are numerous suppliers from which it can obtain similar products and services at comparable costs. MFI expects to be able to offset most increases in the costs of ingredients by increasing the retail prices of its products. Food, beverage and paper goods inventory in MFI's restaurants seldom exceed the value of one weeks' sales.

         Marketing. Marketing and advertising is usually handled on a local restaurant basis. MFI does not, and does not plan to, manage or conduct a nationwide marketing and advertising program.

         Employees. As of March 30, 1996, MFI and its subsidiaries had 52 total employees of which 8 are considered full time.

         Competition. MFI competes with numerous enterprises engaged in the business of operating casual dining, family style restaurants. There are numerous restaurants competing for the customers which MFI's restaurants are designed to attract. Further, MFI's restaurants will be subject to changes in the eating preferences of the public as well as local and national economic conditions that influence consumer spending habits. Many of MFI's competitors are better known, better capitalized and have greater financial resources, more experienced organizations and a greater number of employees than MFI. MFI believes, however, that the quality of its food, the attractiveness of its restaurant facilities, reasonable prices and prior restaurant industry experience of its key personnel and management will enable MFI to compete successfully on a market-by-market basis.

         Regulation. MFI restaurants are subject to licensing and regulation by the department of alcohol licensing, health, sanitation, fire, building, planning, traffic and revenue of the state and municipality in which such restaurant is located. Delays in obtaining, or denials of, necessary licenses or approvals could have a material adverse impact on MFI's rate of growth. MFI is also subject to regulations relating to the protection of the environment and zoning, compliance with which may have a material effect on MFI's growth rate and to the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. Furthermore, expansion through the sale of licenses subjects MFI to federal, state and local franchise disclosure laws.

         Item 2 Properties. MFI's executive office is located at 1119 N.W. 63rd Street, Oklahoma City, Oklahoma.

         Restaurant Locations as of May 23, 1996. The company has three Skolniks Bagel Bakery Restaurants operating in Oakbrook, Illinois, Columbus, Ohio and Cincinnati, Ohio, and the Cafe 2000 Joint-venture in Oklahoma City, Oklahoma.

         All restaurant locations are subject to lease agreements. Bagelco, a subsidiary of the company, currently subleases its former State and Lake, Chicago location.

         Item 3 Legal Proceedings. The following legal proceedings are pending:

         Magnolia Foods, Inc. There are no material legal proceedings pending.

         Bagelco, Inc. (Subsidiary)

         Sawmill Place Plaza Associates vs Bagelco - Lawsuit or amount due under lease termination for Sawmill restaurant.

         Rykoff-Sexton, Inc. vs Bagelco, Inc. - Lawsuit or amount due under open purchase contract for Skolniks restaurant after its termination.

         Chicago Theatre vs Bagelco and Normco - Lawsuit or amount due under sub-lease agreement at State and Lake Skolniks location.

         Item 4 Submission of Matters to a Vote of Security Holders. A proxy statement to request an increase in the authorized shares from 25.0 million to
50.0 million plus approval of an Employee Stock Option Plan.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

         MFI's common stock is traded on the Electronic Bulletin Board in the over-the-counter market. Quotes are available from the National Quotations Bureau, Inc. The following table sets forth for the calendar period indicated, the range of high and low closing bid prices for the common stock in the over-the-counter market as reported.

                                                                                                    Common Stock
                                                                                                        Bid
                                                                                                  ----------------
                                                                                                  High         Low
                                                                                                  ----         ---
1994
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .02          .01
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .25          .19
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .56          .13
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .50          .06

1995
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .1875        .1875
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .1875        .15625
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .4375        .125
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .1875        .125

         As of December 31, 1995, the Company's issued and outstanding common stock was held by 550 holders of record.

         MFI has never declared a cash dividend on its MFI Common. It is the present policy of MFI not to pay cash dividends on MFI Common. Any payment of cash dividends in the future will be dependent upon the prior payment of required dividends on outstanding MFI Preferred Stock, the amount of funds legally available therefor, MFI's earnings, financial condition, capital requirements and other factors which the MFI Board of Directors deems relevant.

Item 6 Managements Discussion and Analysis or Plan of Operation

Results of Operations

         Sales reflected on the 1994 income statement are for seven Skolniks Bagel Bakery Restaurants acquired on July 2, 1994. (Approximately six months of operations). Sales for 1995 reflect operations for; Philadelphia, Pennsylvania
(2) 1/1-6/15, Downers Grove, Illinois 1/1-11/30; plus Oakbrook, Illinois (1); Columbus, Ohio (2); Cincinnati, Ohio (1) for 12 months.

         For the year, the Bagelco restaurants had income of approximately $53,732 before depreciation. Corporate overhead expense for the Bagelco subsidiary during this period was approximately $205,000.

         MFI incurred overhead expenses of $286,000 for 1995 of which 164,000 was satisfied by the issuance of common stock. The Company continues to pursue a turnaround by reducing its liabilities through stock conversion and by seeking a profitable enterprise to generate earnings.

Liquidity and Financial Resources

         Working capital at December 31, 1995 was a deficit of $878,830 compared to a deficit of $479,255 at the end of 1994. During the year, the Company borrowed $353,750. It also converted $150,000 in debt into equity. The increase in deficit noted above is due to operating losses for the year plus the addition of $175,000 to the reserve for stores closing in 1996.

         The Company intends to concentrate on improving profitability of all its existing restaurants while reducing corporate overhead. Management shall also continue its efforts to convert short term debt into equity, thus improving its working capital position.

Item 7 Financial Statements

         The financial statements and schedules are included herewith commencing on page F-1.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9 Directors and Executive Officers of the Registrant

         The current directors and officers of MFI are identified below. No family relationships exist between or among directors or officers of MFI.

                                                                                                    Director
                                                    Position                                        Continuously
Name                                     Age        with the Company                                Since
- ----                                     ---        ----------------                                ------------
Joseph J. Johnston                       52         Chairman of the Board,                          June, 1985
                                                    President and Director
Sed Kennedy                              63         Senior Vice-President                           June, 1995
David Loveland                           48         Secretary, Director                             June, 1992
Bill Weaver                              60         Director                                        June, 1992

         Joseph J. Johnston, Jr., age 52, has been the President of the Company and also has served as Chairman of the Board and a director of Magnolia Foods, Inc. since 1985. In 1986, Mr. Johnston was instrumental in formulating and developing the Mamasita's Mexican Restaurant, which specializes in gourmet Mexican Food. Prior to joining Magnolia Foods, Inc., Mr. Johnston served as President and a director of Kelly-Johnston Enterprises, Inc. Mr. Johnston joined the predecessor companies of Kelly Johnston Enterprises, Inc., in 1971 and served in these capacities from the formation of Kelly-Johnston Enterprises, Inc., in 1981 until July, 1985. Kelly-Johnston Enterprises, Inc. conducted business as a franchisee of Chi-Chi's Mexican Restaurants and a franchisor of Duff's Famous Smorgasbord Restaurants, Joe Kelly's Restaurants and Joe Kelly's Oyster Docks.

         From January, 1973, through May, 1977, Mr. Johnston served in various capacities with Kentucky Fried Chicken Corporation. Beginning as Regional Manager of Real Estate, Mr. Johnston subsequently served as Area and District Manager of Operations and Director of Operations and Marketing, Midwest Region, supervising 400 Kentucky Fried Chicken Restaurants. Mr. Johnston also served as director of franchising for new concepts. Mr. Johnston's final position with the Kentucky Fried Chicken Corporation was its Vice President of operations, Midwest Region responsible for $82,000,000 in revenues.

         Mr. Johnston graduated from Western Illinois State University with a Bachelors of Business Administration and joined Shell Oil Company as a dealer salesman in the Chicago, Illinois, area, where he was later promoted to the Marketing Department of Shell's regional office in Chicago. After four years of military service. Mr. Johnston became employed by the commercial development department of American Investment Company Realty Services, Inc.

         David Loveland, age 48, was elected as a Director of the Company and was appointed as corporate Secretary in June 1992. For more than the past five years, Mr. Loveland has been self-employed as a consultant in television program production, program creation and marketing of television series. Mr. Loveland graduated from Central State University with a Bachelor of Arts Degree in Marketing.

         Bill Weaver was elected as a director in June, 1992. Mr. Weaver has worked in the insurance industry and currently is a principal in the Oklahoma Intermede Group. Mr. Weaver graduated from Oklahoma City University with a Bachelor of Arts Degree in Business.

Item 10 Executive Compensation

            Joseph Johnston, MFI CEO, was paid $55,912 during 1995.

Compensation Pursuant to Plans. Under MFI's Stock Option Plan (the "Plan"), 300,000 shares of MFI Common are reserved for issuance upon the exercise of options. The Plan is designed to serve as an incentive for attracting and retaining qualified and competent key employees, officers and directors. While some options granted under the Plan are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code, other options may be granted that do not qualify.

         The Plan is administered by the MFI Board of Directors. The Board of Directors is authorized to grant options to such key employees, officers and directors as it may determine; however, a person must be an employee of MFI to be eligible to receive an incentive stock option. Thus, nonemployee directors are not eligible to receive incentive stock options under the Plan.

         Options may be granted on such terms and at such prices as determined by the Board of Directors; provided, however, that the exercise price may not be less than the fair market value of MFI Common on the date of grant. Each option will be exercisable after the period or periods spicified in the individual option agreements, but no incentive stock option shall be exercisable for more than ten years from the date of grant.

         As of May 23, 1996, 60,000 shares of MFI Common were covered by outstanding options, issued under the Plan to the following persons:

                                                             Number                             Exercise
                                                               Of               Type             Price        Date
                                                             Shares              of               per          of
Grant                      Name                              Covered           Option            Share        Exp.
- -----                      ----                              -------           ------           --------      ----
 3/12/87               Jack P. Phelan                        10,000        Non-incentive         $1.65       3/12/97
11/18/91               Jim D. Holland                        50,000        Non-incentive         $ .02      11/18/96

         The option granted to Mr. Phelan is exercisable in full for restricted MFI Common at any time on or after March 12, 1988. All options were granted at an exercise price equal to the fair market value of the MFI Common on the date of grant. Option granted on November 18, 1991 are for salaries or directors fees in lieu of cash compensation.

Item 11 Security Ownership of Certain Beneficial Owners and Management

A.       Security Ownership of Certain Beneficial Owners.

         Beneficial Ownership of over 5% of Common Stock.

                                                          Shares                                Percentage
                                                          ------                                ----------
Skolniks, Inc.                                          2,000,000                                   17.1
 7755 E. Gray Rd.
 Scottsdale. AZ 85260
Dulaney's, Inc.                                         1,512,166                                    6.5
 P.O. Box 54714
 Oklahoma City, OK 73154
Joseph J. Johnston. Jr.                                   289,000                                    1.2
 1615 Drakestone Ave.
 Oklahoma City, Ok 73120
Randal Colton                                           1,256,000                                    5.4
 6404 Avondale
 Oklahoma City, OK 73116

B.       Security Ownership of Management.

                                                                         Number
                                                                        of Shares
                                                                      Beneficially
                                      Name of                           (Owned as                    Percent of
Title of Class                   Beneficial Owner                  of May 1, 1996 (1)                  Class
- --------------                   ----------------                  ------------------                ----------
Magnolia Foods,                 Joseph J. Johnston                     289,000 (3)                      1.1
 Inc. Common
 Stock                          Linda B. Johnston                      130,000 (3)(4)                   .52
Par Value $0.01

(1) Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.

(2) Percent of class is based upon 24,922,588 shares of MFI Common outstanding and is calculated without regard to the shares of MFI Common issuable upon exercise of outstanding warrants or stock options or upon conversion of convertible securities, except that any shares a person is deemed to own by having the right to acquire by exercise of a warrant or option or the conversion of a security are considered to be outstanding solely for purposes of calculating such person's percentage ownership.

(3) Joseph J. Johnston is the husband of Linda B. Johnston. Mr. Johnston beneficially owns 289,000 shares of MFI Common. Such amount excludes
         (i) 5,000 shares held by Mrs. Johnston in her own name; (ii) 75,000 shares held by the Linda B. Johnston Trust for the benefit of Mrs. Johnston, for which she also serves as the controlling Co-Trustee;
         (iii) 25,000 shares held by Michael T. Johnston Trust for the benefit of Michael T. Johnston, son of Mr. And Mrs. Johnston, for which Mrs. Johnston serves as Trustee; and (iv) 25,000 shares held by the Jennifer A. Johnston Trust for the benefit of Jennifer A. Johnston, daughter of Mr. And Mrs. Johnston, for which Mrs. Johnston serves as Trustee.

(4) Excludes 289,000 shares of MFI Common beneficially owned by Joseph J. Johnston.

         The following table sets forth the MFI Common ownership of directors and all directors and officers as a group, as of March 30, 1995:

                                                      Number of
                                                       Shares                             Percent
                                                    Beneficially                             of
Name                                                  Owned (1)                          Class (2)
- ----                                                ------------                         ---------
Joseph J. Johnston                                   289,000(3)                             1.1

- --------------------------------------------------------------------------------

(1)-(3) For footnotes 1, 2 and 3, see footnotes 1, 2 and 3 of the immediate preceding table.

Item 12 Certain Relationships and Related Transactions.

         During the fiscal year ended December 31, 1995, there existed no relationships and there were no transactions reportable under this item.

Item 13 Exhibits and Reports on Form 8-K

         The following documents are filed as part of this report:

Exhibit
- -------
 11        Statement re: Computation of earnings
           per share

 22        Subsidiaries of the Registrant

 27        Financial Data Schedule

(b)  The Company did not file a Form 8-K during the period.

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

                       CONSOLIDATED FINANCIAL STATEMENTS

                   FOR YEARS ENDED DECEMBER 31, 1995 AND 1994

                  WITH REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                  [PETERS & CHANDLER, CPAS, INC. LETTERHEAD]







Board of Directors
Magnolia Foods, Inc.
Oklahoma City, Oklahoma

                          INDEPENDENT AUDITOR'S REPORT

     We have audited the accompanying consolidated balance sheets of Magnolia Foods, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Foods, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a significant net loss for 1995 and has incurred substantial operating losses for each of the past three years. At December 31, 1995, current liabilities exceed current assets by $878,830. These factors, as discussed further in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.




                                                   /s/ PETERS & CHANDLER
                                               CERTIFIED PUBLIC ACCOUNTANTS

Oklahoma City, Oklahoma
May 23, 1996

                                                                         Page 2
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

CONSOLIDATED BALANCE SHEETS                                    DECEMBER 31, 1995 AND 1994
- ---------------------------                                    --------------------------

                                                                   1995           1994
                                                                ----------     ----------
                             ASSETS
Current Assets
- --------------
   Cash and Temporary Cash Investments                          $   78,926     $  127,243
   Accounts Receivable                                              16,903         16,629
   Inventories (Note 4)                                             47,248         89,033
   Prepaid Expense                                                   9,187         16,635
   Short Term Investment (Note 7)                                   --            100,000
                                                                -------------------------

            Total Current Assets                                $  152,264     $  349,540
            --------------------                                -------------------------

Property and Equipment (Note 5)
- ----------------------
   Leasehold Improvements                                       $  335,305     $  502,682
   Furniture and Equipment                                         270,927        419,976
   Equipment Not in Use                                              5,000        105,566
                                                                -------------------------
                                                                $  611,232     $1,028,224
   Less: Accumulated Depreciation                                  180,326         95,634
                                                                -------------------------
                                                                $  430,906     $  932,590
                                                                -------------------------
Other Assets
- ------------
   Franchise Rights (Net) (Note 6)                              $   50,000     $  414,375
   Other Investments (Note 7)                                       29,881          2,500
   Organization Costs (Net)                                         14,543         18,698
   Deposits                                                         30,624         46,845
   Receivable from Related Parties (Note 13)                        53,954         53,954
                                                                -------------------------
                                                                $  179,002     $  536,372
                                                                -------------------------

         Total Assets                                           $  762,172     $1,818,502
         ------------                                           =========================

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current Liabilities
- -------------------
   Accounts Payable                                             $  367,262     $  256,199
   Accrued Expense                                                 111,210        153,661
   Reserve for Closed Stores (Note 8)                              210,864        138,752
   Notes Payable (Note 9)                                          341,758        280,183
                                                                -------------------------

            Total Current Liabilities                           $1,031,094     $  828,795
            -------------------------                           -------------------------
Commitments and Contingencies (Note 14)
- -----------------------------
Stockholders' Equity (Note 10)
- --------------------
   Series B 10% Cumulative Convertible Preferred Stock -
    Par Value $.10, 25,000 Shares Authorized, Issued and
    Outstanding                                                 $    2,500     $    2,500
   Common Stock - Par Value $.01, 25,000,000 Shares
    Authorized, 24,927,118 and 16,375,456 Shares Issued,
    24,922,588 and 16,370,926 Shares Outstanding                   249,271        163,755
   Additional Paid In Capital                                    4,601,831      3,976,089
   Retained Earnings (Deficit)                                  (5,121,322)    (3,151,435)
                                                                -------------------------
                                                                $ (267,720)    $  990,909
   Less: Treasury Stock - 4,530 Shares At Cost                       1,202          1,202
                                                                -------------------------
                                                                $ (268,922)    $  989,707
                                                                -------------------------

         Total Liabilities and Stockholders' Equity             $  762,172     $1,818,502
         ------------------------------------------             =========================


            The accompanying notes are an integral part of these statements.

                                                                         Page 3
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

                                                                          FOR YEARS ENDED
                                                                          ---------------
CONSOLIDATED INCOME STATEMENTS                                 DECEMBER 31, 1995 AND 1994
- ------------------------------                                 --------------------------

                                                                   1995           1994
                                                               -----------    -----------
Restaurant Sales                                               $ 2,792,119    $ 1,892,947
- ----------------

Cost of Sales                                                      994,499        656,193
- -------------                                                  --------------------------

            Gross Profit                                       $ 1,797,620    $ 1,236,754
                                                               --------------------------


Operating Expenses
- ------------------
   Restaurant
      Labor                                                    $   857,145    $   532,583
      Occupancy                                                    272,266        185,597
      Advertising                                                  129,265        109,237
      Other                                                        485,212        218,434
   General and Administrative                                      506,873        366,958
   Losses on Restaurant Closings                                   176,291         35,000
   Depreciation and Amortization                                   165,991         90,855
                                                               --------------------------
                                                               $ 2,593,043    $ 1,538,664
                                                               --------------------------

         Loss from Operations                                  $  (795,423)   $  (301,910)
         --------------------


Other Income (Expense)
- ----------------------
   Equity in Losses of Unconsolidated
    Subsidiaries (Note 7)                                           (7,140)       (19,468)
   Other Losses on Restaurant Activities (Note 11)                (872,019)
   Interest Income and Other                                        14,636          8,147
   Interest Expense and Loan Incentive Costs
    (Note 10)                                                     (337,948)       (13,166)
                                                               --------------------------

      Net Loss Before Income Taxes and Extraordinary Item      $(1,997,894)   $  (326,397)
      ---------------------------------------------------


Income Taxes (Note 12)                                              -0-            -0-
- ------------                                                   --------------------------

      Loss Before Extraordinary Income                         $(1,997,894)   $  (326,397)
      --------------------------------

Extraordinary Item
- ------------------
   Income from Forgiveness of Debt (Note 10)                        28,007         26,104
                                                               --------------------------

               Net Loss                                        $(1,969,887)   $  (300,293)
               --------                                        ==========================


Primary Net Loss Per Share:
- ---------------------------
   Loss Before Extraordinary Income                               $(.11)         $(.03)
   Extraordinary Income                                             -              -
                                                                  -----          -----

   Net Loss                                                       $(.11)         $(.03)
                                                                  =====          =====





        The accompanying notes are an integral part of these statements.

                                                                         Page 4
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

CONSOLIDATED STATEMENTS OF                                                FOR YEARS ENDED
- --------------------------                                                ---------------
SHAREHOLDERS' EQUITY                                           DECEMBER 31, 1995 AND 1994
- --------------------                                           --------------------------



                       Series B                   Additional     Retained
                       Preferred      Common        Paid-In      Earnings      Treasury
                         Stock         Stock        Capital      (Deficit)       Stock
                       ---------      ------      ----------     ---------     --------

Balance - 12-31-93    $     2,500   $    81,412   $ 2,579,426   $(2,851,142)  $   (60,880)
- ------------------

Issuance of 4,414,543
 Common Shares and
 225,000 Treasury
 Shares for Acquisi-
 tion, Debt and Debt
 Financing                               44,145       509,855                      59,678
Issuance of 3,669,750
 Shares in Private
 Placement Offerings                     36,698       885,308
Exercise of Options
 for 150,000 Shares                       1,500         1,500
Net Income (Loss)                                                  (300,293)
                      -------------------------------------------------------------------
Balance - 12-31-94    $     2,500   $   163,755   $ 3,976,089   $(3,151,435)  $    (1,202)
- ------------------

Issuance of 8,551,662
 Common Shares for
 Payment of Expense,
 Debt and Debt
 Financing                               85,516       628,433
Offering Costs                                         (2,691)
Net Income (Loss)                                                (1,969,887)
                      -------------------------------------------------------------------

Balance - 12-31-95    $     2,500   $   249,271   $ 4,601,831   $(5,121,322)  $    (1,202)
- ------------------    ===================================================================




        The accompanying notes are an integral part of these statements.

                                                                         Page 5
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

CONSOLIDATED STATEMENTS                                                   FOR YEARS ENDED
- -----------------------                                                   ---------------
OF CASH FLOWS                                                  DECEMBER 31, 1995 AND 1994
- -------------                                                  --------------------------


                                                                1995             1994
                                                             -----------      -----------
Operating Activities
- --------------------
   Net Income (Loss)                                         $(1,969,887)     $  (300,293)
   Items Not Affecting Cash from Operating Activities:
      Depreciation and Amortization                              165,991           90,855
      Bad Debt Expense                                            -0-              12,500
      Loss on Sale of Restaurant                                 202,025           -0-
      Forgiveness of Debt                                        (28,007)         (26,104)
      Equity Loss in Subsidiaries                                  7,140           (3,389)
      Reserve for Closed Stores                                  176,291           35,000
      Other Losses on Restaurant Activities                      471,327           -0-
      Issuance of Stock for Expenses                             479,359           -0-
   Changes in Operating Assets and Liabilities:
      Receivables                                                   (274)         (54,371)
      Inventories                                                 41,785          (89,033)
      Other Assets                                                23,669          (84,256)
      Payables and Accruals                                       81,884          260,922
                                                             ----------------------------

            Net Cash Used by Operating Activities            $  (348,697)     $  (158,169)
            -------------------------------------            -----------------------------



Investing Activities
- --------------------
   Sale of Equipment                                         $     6,212      $    -0-
   Sale of Investments                                           100,000           -0-
   Additions to Property and Equipment                           (16,179)        (346,981)
   Acquisition of Franchise Territory                             -0-            (425,000)
   Acquisition of Other Investments                              (34,521)        (102,500)
   Effect of Subsidiary Not Consolidated for 1994                 -0-              31,319
                                                             ----------------------------

            Net Cash Provided (Used) by Investing Activities $    55,512      $  (843,162)
            ------------------------------------------------ -----------------------------


Financing Activities
- --------------------
   Proceeds from Notes                                       $   353,750      $   185,850
   Payments on Notes                                            (106,191)          -0-
   Offering Costs                                                 (2,691)          -0-
   Issuance of Common Stock                                       -0-             945,006
                                                             ----------------------------

            Net Cash Provided by Financing Activities        $   244,868      $ 1,130,856
            -----------------------------------------        ----------------------------


Increase (Decrease) in Cash and Cash Equivalents             $   (48,317)     $   129,525
- ------------------------------------------------


Cash and Cash Equivalents - Beginning of Year                    127,243           (2,282)
- ---------------------------------------------                -----------------------------


Cash and Cash Equivalents - End of Year                      $    78,926      $   127,243
- ---------------------------------------                      ============================



        The accompanying notes are an integral part of these statements.

                                                                         Page 6
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    DECEMBER 31, 1995


ORGANIZATION

   Magnolia Foods, Inc., (the Company) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment is the business of owning, operating, licensing and joint venturing restaurants.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of the Company and all partnership and corporate subsidiaries in which the Company holds a majority voting and controlling interest. Investments in affiliates for which the Company does not exercise significant influence over operating and financial policies are accounted for on the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

   INVENTORIES
      Inventories of food and beverages are stated at the lower of cost (determined by the first-in, first-out method) or market. When a restaurant is opened, the initial purchase of china, glass, and silverware (smallwares) is recorded as inventory and is not amortized. All replacements are expensed.

   PROPERTY AND EQUIPMENT
      Property and equipment are recorded at cost. Expenditures which increase values, change capacities, or extend useful lives are capitalized. Routine maintenance, repairs, and renewals are charged to operations. Leasehold improvements are amortized by the straight-line method over the lesser of the life of the lease including renewal options or the estimated useful lives of the assets. Furniture and equipment are depreciated by the straight-line method over the estimated useful lives of the assets, generally seven years.

   EARNINGS (LOSS) PER SHARE
      Net income (loss) per share is based upon the weighted average number of shares outstanding during the period. Fully diluted earnings per share is not disclosed because it is antidilutive.

   CASH EQUIVALENTS
      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

   USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                                                         Page 7
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    DECEMBER 31, 1995


NOTE 2 - GOING CONCERN CONSIDERATIONS

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1995, current liabilities exceed current assets by $878,830.

   In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the success of the Company's future operations and ability to raise capital. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 3 - BUSINESS COMBINATION

   Effective July 2, 1994, the Company acquired all of the outstanding common stock of Bagelco, Inc., a wholly owned subsidiary of Skolniks, Inc. Bagelco owned and operated eleven Skolniks Bagel Bakery Restaurants, primarily in Illinois, Ohio and Pennsylvania. The acquisition was accounted for as a purchase transaction.

   The purchase price from Skolniks amounted to $823,000, of which $298,000 was paid in cash, and 2,000,000 shares of the Company's common stock, valued at $525,000, were issued (see Note 10). The shares were valued based on the current market price, and discounted for being unregistered stock. The Company also included a $273,000 cost reserve to close four of the stores as part of its basis of the assets acquired.

   The results of operations of retained stores from the date of acquisition are included in the financial statements for 1994.

   The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January l, 1994:

      Net Sales                                                  $3,745,288
      ---------                                                  ==========

      Income (Loss) Before Extraordinary Items                   $ (316,278)
      ----------------------------------------                   ==========

      Net Income (Loss)                                          $ (290,174)
      -----------------                                          ==========

      Primary Earnings (Loss) Per Share:
      ----------------------------------

         Income (Loss) Before Extraordinary Items                   $(.03)
                                                                    =====

         Net Income (Loss)                                          $(.03)
                                                                    =====


   The above amounts reflect adjustments for interest and depreciation on revalued equipment and leasehold improvements.

                                                                         Page 8
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    DECEMBER 31, 1995


NOTE 4 - INVENTORIES

   Inventories consist of the following:

                                                          1995          1994
                                                       ----------    ----------
         Food and Beverages                            $   33,876    $   71,533
         Smallwares                                        13,372        17,500
                                                       ------------------------

                                                       $   47,248    $   89,033
                                                       ========================


NOTE 5 - PROPERTY AND EQUIPMENT

   Property and equipment consist primarily of restaurant equipment and leasehold improvements of four Skolniks Bagel Bakery Restaurants located in Illinois and Ohio, which were acquired July 2, 1994 (see Note 3). Depreciation recorded for 1995 amounts to $139,986 ($78,049 for 1994).

   During 1995, the Company sold two restaurants in Pennsylvania and closed one in Illinois (see Note ll).


NOTE 6 - FRANCHISE RIGHTS

   Related to the transaction described in Note 3, the Company acquired a twenty year master franchise agreement from Skolniks, Inc. to develop Skolniks Bagel Bakery Restaurants, which covers part or all of nineteen states. The cost of this master franchise agreement is being amortized on the straight-line method over twenty years. Amortization recorded in 1995 amounted to $21,250 ($10,625 for 1994).

   Due to the Company's disposal of several restaurants, and its assessment of the market for future development, it has reduced the remaining value of franchise rights (see Note ll).


NOTE 7 - OTHER INVESTMENTS

   In September of 1994, the Company advanced $100,000 in a short term financing agreement with a local television limited partnership. The investment was recovered during 1995.

   The Company holds a forty percent (40%) interest in Cafe 2000, Inc., an Oklahoma City restaurant, which it reports on the equity method.


NOTE 8 - RESERVE FOR CLOSED STORES

   This liability represents the expected losses to be incurred in 1996 relating to the closing of one restaurant and the sale of two other restaurants at a loss (see Note ll).

                                                                         Page 9
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    DECEMBER 31, 1995


NOTE 9 - NOTES PAYABLE

   Notes payable consist of the following:

   Related Parties (See Note 13)
   ---------------

      Payable to Joe Johnston, President, Bearing Interest
       Based on the Prime Rate, Due on Demand, Unsecured         $   39,758

      Payable to Dulaney's, Inc., of Which a Former
       Director of the Company is an Officer, Interest
       at Prime Rate, Due on Demand, Unsecured                       83,650
                                                                 ----------

                                                                 $  123,408


   Other Notes
   -----------

      Payable to Thirteen Individuals, 10-12% Interest,
       Due During 1996, Unsecured                                   218,350
                                                                 ----------

                                                                 $  341,758
                                                                 ==========


NOTE 10 - CAPITAL STOCK TRANSACTIONS

   During 1994, the Company issued l,049,500 common shares to satisfy approximately $122,000 of obligations, which resulted in the forgiveness of debt of about $26,000, and issued l,365,043 common shares and 225,000 treasury shares for debt financing. The Company also issued 2,000,000 shares as part of the Bagelco, Inc. acquisition (see Note 3). All of the above issued common stock was unregistered, and was valued at varying prices. Also during 1994, the Company completed one private placement of 2,100,000 shares and partially completed another private placement of l,569,750 shares. These placements netted the Company approximately $922,000 during 1994 after expenses.

   During 1995, the Company issued 2,600,000 common shares to retire $150,000 of debt, 525,000 shares for investment in a restaurant venture (Texas Ice House), 2,685,288 shares for debt incentives, and 2,741,374 shares for expenses. All of the above issued common stock was unregistered, and was valued at varying prices.

   At December 31, 1994, the Company had outstanding options to purchase 195,000 shares of the Company's common stock at prices ranging from $.02 to $2.50 per share, expiring through December 14, 1997. During 1994, the Company issued warrants to purchase 600,000 shares of common stock at $.50 per share through July 31, 1997, and to purchase 450,000 shares at $.25 per share through July 2, 1997. There was no change in outstanding options or warrants during 1995.

   At December 31, 1995, dividends in arrears on the 10% cumulative preferred stock were $2,125 ($.085 per share) ($l,875 and $.075 for 1994).

                                                                        Page 10
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    DECEMBER 31, 1995


NOTE 11 - OTHER LOSSES ON RESTAURANT ACTIVITIES

   As detailed in Note 3, the Company, in 1994, acquired all the outstanding common stock of Bagelco, Inc., a company which operated eleven bagel restaurants, primarily in Illinois, Ohio and Pennsylvania. Also acquired in the transaction was a twenty year master franchise agreement (see Note 6) from Skolniks, Inc., to develop bagel restaurants in part or all of nineteen states. As planned upon the acquisition, the Company closed four of the restaurants during 1994.

   Because the performance of the remaining restaurants, and the interest for further development of the market in the franchise areas, has not met the Company's expectations, management sold two restaurants and closed another during 1995, and is negotiating to dispose of the remaining restaurants during the first half of 1996. Also, because management does not intend to actively pursue further development within the franchise area, the value of the franchise rights has been written down to reflect estimated current value. The above activities resulted in charges against earnings during 1995 of $202,025 for the loss on the sales of the restaurants, of $116,869 for the reduction in value of warehoused store equipment, and $343,125 for the reduction in value of the master franchise agreement.

   Also during 1995, the Company led the development of the Texas Ice House, a restaurant in Oklahoma City. As the restaurant has not been opened due to several delays in development, management is negotiating to dispose of the Company's interest in the venture. A provision for loss of $210,000 has been included in 1995 costs.

NOTE 12 - INCOME TAXES

   Income taxes are provided for the tax effect of transactions reported in the financial statements in a period different from which they are reported for income tax purposes. The items creating such a timing difference are the accelerated depreciation of property and equipment for tax purposes as compared to the straight-line method for financial reporting purposes, and the amortization of leasehold improvements over a prescribed thirty-nine year period for tax purposes as compared to the lease terms for financial reporting purposes.

   At the end of 1995, a non-current deferred asset of less than $10,000 exists for the timing differences. The Company also has a consolidated net operating loss carryforward of approximately $5,000,000, which will expire between the years 2000 and 2005. Because of the uncertainty of the Company's future operations, and because of possible restrictions on the application of the net operating losses against future profits due to ownership changes reflected in 1994 stock issues, no tax benefits are recorded in these financial statements.

NOTE 13 - RELATED PARTIES

   At December 31, 1994, the Company was due $53,954 from Joe Johnston, its president. This balance arose primarily from the 1994 return by the Company of its franchise rights in a franchise development territory outside the restaurant business to Johnston and a former officer, who had given the rights to the Company in 1992 in settlement of an amount of $50,000 due from them.

                                                                        Page ll
                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                            OKLAHOMA CITY, OKLAHOMA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    DECEMBER 31, 1995


NOTE 13 - RELATED PARTIES (Continued)

   The Company is also indebted to Johnston and to a company whose officer is a former director of the Company (see Note 9).


NOTE 14 - LEASE COMMITMENTS

   The Company leases store space under operating leases expiring in various years through 2000. The Company's lease commitments for the next five years and in the aggregate are as follows:

            1996                                                 $  202,000
            1997                                                    173,000
            1998                                                     89,000
            1999                                                     83,000
            2000                                                      4,000
                                                                 ----------

                                                                 $  551,000
                                                                 ==========


   Store lease expense incurred during 1995 was $220,858 ($289,120 for 1994).


NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   As supplemental information to the statement of cash flows, cash paid for interest during the year was $17,263 ($2,271 for 1994). No income taxes were due during the reporting years. As discussed more fully in Notes 3 and 10, 2,000,000 shares of common stock, valued at $525,000, were issued during 1994 in the acquisition of Bagelco, Inc. See Note 10 regarding common stock issued for debt forgiveness, debt financing and expenses.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Magnolia Food, Inc.


                                            /s/ JOSEPH J. JOHNSTON
                                           -------------------------------------
                                           By:     Joseph J. Johnston, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of May, 1996.


 /s/ JOSEPH J. JOHNSTON                                /s/ BILL WEAVER
- ------------------------                             -------------------------
  Joseph J. Johnston                                         Bill Weaver
      Director                                                 Director


 /s/ DAVID LOVELAND
- ------------------------
   David Loveland
      Director

                                EXHIBIT INDEX



Exhibit
- -------
  11       Statement re: Computation of earnings
           per share

  22       Subsidiaries of the Registrant

  27       Financial Data Schedule