Form 10QSB
period 1996-03-31
MAGNOLIA FOODS INC
filed 1996-06-11
CIK 794107

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


Commission file number  01 15109
                       ----------


                             MAGNOLIA FOODS, INC.
            (Exact name of registrant as specified in its charter)


             Oklahoma                                  73-1251800
             --------                                  ----------
  (State of other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


       P.O. Box 54714                              Oklahoma City, OK  73154
  ---------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (405) 840-9655
                                --------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X    No
                                                    ---      ---


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock                         24,922,588
         Par Value $0.01                        Shares outstanding as of
            per share                           March 31, 1996


Transitional Small Business Disclosure Format   Yes  X    No
                                                    ---      ---

                    MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                 March 31,      December 31,
                                                   1996            1995
                                               ------------     ------------
                                               (unaudited)

ASSETS
- ------

CURRENT ASSETS
   Cash and Temporary Cash Investments          $  24,664            78,926
   Accounts Receivable                             11,149            16,903
   Inventories                                     39,747            47,248
   Prepaid Expense                                 11,611             9,187
                                                ---------          --------
      Total current assets                         87,171           152,264

PROPERTY AND EQUIPMENT
   Leasehold Improvements                         335,305           335,305
   Furniture and Equipment                        270,927           270,927
   Equipment Not in Use                             5,000             5,000
                                                ---------          --------
                                                  611,232           611,232
   Less Accumulated Depreciation                 (207,896)         (180,326)
                                                ---------          --------
                                                  403,336           430,906


OTHER ASSETS
   Franchise Rights (Net)                          44,688            50,000
   Other Investments                               97,146            29,881
   Organization Costs (Net)                        13,504            14,543
   Deposits                                        30,575            30,624
   Receivable from Related Parties                 53,954            53,954
                                                ---------           -------
                                                  239,867           179,002
                                                ---------           -------
TOTAL ASSETS                                      730,374           762,172
                                                ---------           -------

                                                ---------           -------

                            See Accompanying Notes

                    MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                 March 31,      December 31,
                                                   1996             1995
                                               ------------     ------------
                                               (unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITES
   Accounts Payable                            $  413,302           367,262
   Accounts Receivable                             78,721           111,210
   Reserve for Closed Stores                      205,333           210,864
   Notes Payable                                  463,424           341,758
                                               ----------        ----------
     TOTAL CURRENT LIABILITIES                  1,160,780         1,031,094
                                               ----------        ----------



STOCKHOLDER'S EQUITY
   Series B 10% cumulative convertible
     Preferred Stock, par value $.10
     per share - 25,000 shares authorized,
     issued and outstanding                         2,500             2,500
   Common stock, par value $.01 per
     share; 25,000,000 shares authorized,
     24,927,118 shares issued, and
     24,922,588 shares outstanding                249,271           249,271
   Additional paid-in capital                   4,586,774         4,601,831
   Retained Earnings (Deficit)                 (5,267,749)       (5,121,322)
                                               ----------        ----------
                                                  429,204           267,720

   Less Treasury stock - 4,530
     Shares at Cost                                 1,202             1,202
                                               ----------        ----------
                                                  430,406           286,922
                                               ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  730,374           762,172
                                               ----------        ----------

                                               ----------        ----------

                            See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                                        THREE MONTHS ENDED
                                                              March 31,
                                                    -------------------------
                                                       1996           1995
                                                     --------       --------
REVENUES
     Food and beverage sales                        $  435,259     $  817,670
     Interest and Other                                     78            914
                                                    ----------     ----------
        Total Operating Revenues                       435,337        818,611


COSTS AND EXPENSES
     Cost of sales                                     150,764        306,223
     Restaurant operating                              322,418        469,214
     General and administrative                         65,742        124,072
     Interest                                            8,919          3,500
     Depreciation and amortization                      33,921         48,454
                                                    ----------     ----------
                                                       581,764        951,463


Net Income (Loss)                                     (146,427)      (132,852)

Income (Loss) per Common Share                           (0.01)         (0.01)

Average number of common                            24,992,588     16,370,926
     shares outstanding





                            See Accompanying Notes

                     MAGNOLIA FOODD, INC. AND SUBSIDARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        THREE MONTHS ENDED
                                                              March 31,
                                                    -------------------------
                                                       1996           1995
                                                     --------       --------
Operating Activities
     Net Income (Loss)                              $ (146,427)    $  132,852
     Items not Affecting Cash from
        Operating Activities:
         Depreciation and amortization                  33,921         48,454
     Changes in Operating Assets &
        Liabilities:
         Receivables                                    (5,754)       (16,843)
         Inventories                                     7,501         24,549
         Other Assets                                   (2,375)        (8,481)
         Payables & Accruals                            (8,020)       (88,717)
                                                    ----------     ----------


     Net cash provided (used) in
         Operating Activites                        $  (93,606)    $  173,890

Investing Activities:
     Acquisition of Other Investments               $  (67,265)    $    3,500
     Return of Investment                                 --           50,000
     Sale of Equipment                                    --            6,212
                                                    ----------     ----------

     Net cash provided (used) by
        investing activities                        $   67,265     $  (52,712)

Financing Activities:
     Proceeds from Notes                            $  131,666     $   15,000
     Payments of Notes                                 (10,000)        (2,063)
     Offering Costs                                    (15,507)        (1,191)
                                                    ----------     ----------

     Net cash provided (used) by
        financing activities                        $  106,609     $   11,746

Increase (Decrease) in Cash                         $  (54,262)    $ (109,432)

Cash - Beginning of Period                              78,926        127,243
                                                    ----------     ----------

Cash - End of Period                                    24,664         17,811
                                                    ----------     ----------


                            See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED March 31, 1996
                                  (unaudited)


                             Series                           Additional
                             Preferred       Common           Paid-in        Accumulated     Treasury
                             Stock           Stock            Capital        (Deficit)       Stock           Total

Balance January 1, 1996    $      2,500    $    249,271    $  4,601,831    $ (5,121,322)   $     (1,202)   $    268,922

Offering Costs                                                  (15,057)                                        (15,057)

Net Loss                                                                       (146,427)                       (146,427)
                           ------------    ------------    ------------    ------------    ------------    ------------

Balance March 31, 1996     $      2,500    $    249,271    $  4,586,774    $ (5,267,749)   $     (1,202)   $    430,406
                           ------------    ------------    ------------    ------------    ------------    ------------


                           ------------    ------------    ------------    ------------    ------------    ------------



                             See accompanying notes

                    MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


1.     Basis of Presentation

       In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present consolidated financial position as of March 31, 1996 and the consolidated results of operations and the consolidated statements of cash flows for the three-month period ended March 31, 1996 and it is not necessarily indicative of the results to be expected for the full year.

2.     Accounting Policies

       During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report on Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Revenues and Operations

        Revenues for the current period reflect operations of four Skolniks Bagel Bakery Restaurants versus last years operation of seven units. Cost of sales this year was 34.6% versus 37.5% last year for this period.

        At present, the company is seeking to sell the four remaining locations.

Liquidity

        Working capital at March 31, 1996 was a deficit of $1,073,609 compared to a deficit of $878,830 at December 31, 1995. The decrease is due to operating losses for the period.

PART II       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

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



                                      MAGNOLIA FOODS, INC.


Dated:  5/24/96                       By:  /s/JOSEPH J. JOHNSTON
      -----------                          ----------------------------------
                                           Joseph J. Johnston
                                           President and
                                           Chief Financial Officer

                                EXHIBIT INDEX



      The following exhibits are included herein:

      (11)    Statement re:    computation of earnings per share.

      (27)    Financial Data Schedule

      (b)  The Company did not file any reports on Form 8-K during the quarter.