Form 10QSB
period 1996-06-30
MAGNOLIA FOODS INC
filed 1996-08-30
CIK 794107

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


Commission file number  01-15109
                        --------

                              MAGNOLIA FOODS, INC.
             (Exact name of registrant as specified in its charter)


           Oklahoma                                            73-1251800
           --------                                            ----------
(State of other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 P.O. Box 54714,                                Oklahoma City, Okla.   73154
 ---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (405) 840-9655
                                --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock                                 24,941,388
    Par Value $0.01                               Shares outstanding as of
      per share                                   June 30, 1996

Transitional Small Business Disclosure Format      Yes     No X
                                                      ---    ---

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                      June 30,       December 31,
                                                       1996             1995
                                                     ---------       ------------
                                                    (unaudited)
ASSETS
- ------

CURRENT ASSETS
         Cash and Temporary Cash
             Investments                             $  38,628           78,926
         Accounts Receivable                            10,188           16,903
         Inventories                                    36,127           47,248
         Prepaid Expense                                 2,189            9,187
         Short Term Investments                           -0-              -0-
                                                     ---------        ---------
              Total current assets                      87,132          152,264


PROPERTY AND EQUIPMENT
         Leasehold Improvements                        242,170          335,305
         Furniture and Equipment                       196,097          270,927
         Equipment Not in Use                            5,000            5,000
                                                     ---------        ---------
                                                       443,267          611,232
         Less Accumulated Depreciation                (183,134)        (180,326)
                                                     ---------        ---------
                                                       260,133          430,906


OTHER ASSETS
         Franchise Rights (Net)                         48,650           50,000
         Other Investments                              46,190           29,881
         Organization Costs (Net)                       12,466           14,543
         Deposits                                        9,062           30,624
         Receivable from Related Parties                53,954           53,954
                                                     ---------        ---------
                                                       170,322          179,002
                                                     ---------        ---------
TOTAL ASSETS                                         $ 517,587        $ 762,172
                                                     ---------        ---------


                                                     ---------        ---------




                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                       June 30,     December 31,
                                                        1996           1995
                                                     -----------    ------------
                                                     (unaudited)
LIABILITIES AND STOCKHOLDER'S
         EQUITY

CURENT LIABILITIES
         Accounts Payable                            $   443,656        367,262
         Accrued Expense                                  78,164        111,210
         Reserve for Closed Stores                        44,666        210,864
         Notes Payable                                   552,154        341,758
                                                     -----------    -----------
             TOTAL CURRENT LIABILITIES                 1,118,640      1,031,094
                                                     -----------    -----------



STOCKHOLDER'S EQUITY
         Series B 10% cumulative convertible
             Preferred Stock, par value $.10
             per share - 25,000 shares authorized,
             issued and outstanding                        2,500          2,500
         Common stock, par value $.01 per
             share;  25,000,000 shares authorized,
             24,945,868 and 24,925,118 shares
             issued in 1996 and 1995 and
             24,922,588 and 24,941,338
             outstanding in 1996 and 1995                249,459        249,271
         Additional paid-in capital                    4,590,523      4,601,831
         Retained Earnings (Deficit)                  (5,442,333)    (5,121,322)
                                                     -----------    -----------
                                                         599,851        267,720


         Less Treasury stock - 4,530
             Shares at Cost                                1,202          1,202
                                                     -----------    -----------
                                                         601,053        268,922
                                                     -----------    -----------
TOTAL LIABILITIES ABD STOCK-                         $   517,587        762,172
                                                     -----------    -----------
         HOLDERS EQUITY
                                                     -----------    -----------




                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                           June 30                          June 30
                                 ----------------------------    ----------------------------
                                     1996            1995            1996            1995
                                 ------------    ------------    ------------    ------------
REVENUES
Food and beverage sales          $    386,865         767,355    $    822,124       1,585,025
Interest and Other                          1          22,091              79          23,032
                                 ------------    ------------    ------------    ------------
 Total Operating Revenues             386,866         789,446         822,203       1,608,057

COSTS AND EXPENSES
Cost of sales                         132,967         277,358         283,731         583,581
Restaurant operating                  259,584         471,966         582,002         941,180
General and administrative            133,303         104,340         199,045         228,412
Interest                               17,804           9,145          26,723          12,645
Depreciation and amortization          17,792          44,537          51,713          92,991
                                 ------------    ------------    ------------    ------------
                                      561,450         907,346       1,143,214       1,858,809


Net Income (Loss)                    (174,584)       (223,922)       (321,011)       (356,744)

Income (Loss) per Common Share          (0.01)          (0.01)          (0.01)          (0.01)

Average number of common
     shares outstanding            24,928,834      17,828,259      24,925,713      17,099,593




                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    SIX MONTHS ENDED
                                                         June 30
                                                 ----------------------
                                                   1996         1995
                                                 ---------    ---------
Operating Activities
- --------------------
         Net Income (Loss)                       $(321,011)   $(326,774)
         Items not Affecting Cash from
             Operating Activities:
               Depreciation and amortization        51,713       92,991
         Changes in Operating Assets &
             Liabilities:
               Receivables                          (6,715)     (69,543)
               Inventories                          11,121       24,586
               Other Assets                         (6,548)     (44,420)
               Payables & Accruals                 (43,340)     (89,417)
                  Reserve for Closed Locations     (25,199)         -0-
                                                 ---------    ---------
         Net cash provided (used) in
             Operating Activities                $(226,765)   $(272,235)

Investing Activities:
- ---------------------
         Acquisition of Other Investments        $ (16,309)   $   9,500
         Return of Investment                     ________      100,000
         Sale of Equipment                           3,500        6,212
                                                 ---------    ---------

         Net cash provided (used) by
             investing activities                $  12,809    $ (95,999)

Financing Activities:
- ---------------------
         Proceeds from Notes                     $ 235,396    $ 100,000
         Payments of Notes                         (25,000)      (4,127)
         Offering Costs                            (15,507)      (1,191)
            Exercise of Stock Options                3,937
                                                 ---------    ---------
         Net cash provided (used) by
             financing activities                $ 199,276    $  94,682

Increase (Decrease) in Cash                      $ (40,298)   $ (81,554)

Cash - Beginning of Period                          78,926      127,243
                                                 ---------    ---------

Cash - End of Period                             $  38,628    $  45,689
                                                 ---------    ---------


                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED June 30, 1996
                                  (unaudited)


                          Series                     Additional
                          Preferred     Common       Paid-in      Accumulated    Treasury
                          Stock         Stock        Capital      (Deficit)      Stock        Total
Balance January 1, 1996   $   2,500    $  244,271    $4,601,831   $(5,121,322)   $ (1,202)   $ 268,922

Offering Costs                                          (15,057)                               (15,057)

Exercise of Warrants                          188         3,749                                  3,937

Net Loss                                                             (321,011)                (321,011)
                          ---------    ----------    ----------   -----------    --------    ---------

BalanceJune 30, 1996      $   2,500    $  249,459    $4,590,523   $(5,442,333)   $ (1,202)   $ 601,053
                          ---------    ----------    ----------   -----------    --------    ---------

                          ---------    ----------    ----------   -----------    --------    ---------





                             See accompanying notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   Basis of Presentation

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present consolidated financial position as of June 30, 1996 and the consolidated results of operations and the consolidated statements of cash flows for the six- month period ended June 30, 1996 and it is not necessarily indicative of the results to be expected for the full year.

2.   Accounting Policies

     During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report on Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


Revenues and Operations

     Revenues for the three month period reflected the results of three Skolniks Bagel Bakery Restaurants in 1996 versus seven open restaurants in 1995. For the quarter, costs of sales in the Skolniks restaurants ran 34.4% with restaurant operating expenses running 67.1% as compared to 36.1% and 61.5% in the same quarter last year.

     The company is currently negotiating the sale of the three remaining Skolniks restaurants.

Liquidity

     Working capital at June 30, 1996 was a deficit of $1,031,508 compared to a deficit of $878,830 at December 1995. The decrease in working capital results from operating losses for the period.

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

     (11) Statement re: computation of earnings per share.

     (b) The Company did not file any reports on Form 8-K during the quarter.

ITEM 1.  LEGAL PROCEEDINGS

     Country Club Associates sued Magnolia Foods, Inc. under the guaranty of its real estate lease. The case was settled out of court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual shareholders meeting was held on June 26, 1996 at 3:30 P.M. for the following purposes:

     1. To elect three directors of the Corporation to hold office until their successors shall have been elected and shall qualify;
     2.   To approve the adoption of a stock option plan;
     3. To ratify the appointment of Peters & Chandler, CPA's, Inc. as independent public accounts for the Corporation;
     4. To authorize the increase of authorized Common Stock to 50,000,000 and to decrease the par value to $0.005 per share; and
     5. To transact such other business as may properly come before the meeting.

The voting results are laid out as follows:

         Stock Option Plan -  17,732,131  For
                                 514,000  Abstain
                                 822,300  Against

         Increase In Common Stock -  18,901,131  For
                                         50,000  Abstain
                                        116,800  Against

         Independent Auditors -  17,623,529  For
                                        500  Abstain
                                      3,300  Against

         Proxies Vote On Other Business -  15,584,881  For
                                            3,482,260  Abstain
                                                1,300  Against

The following persons were nominated to serve for the terms indicated, or until their successors are elected and have qualified:

                            Joseph J. Johnston, Jr.
                                 David Loveland
                                  Bill Weaver

The vote tabulation was as follows:

Name                              For              Against          Abstain
- ----                              ---              -------          -------
Joseph J. Johnston, Jr.           16,217,131          -0-          2,001,000
David Loveland                    16,217,131       700,000         2,001,000
Bill Weaver                       16,217,131       850,000         2,001,000

There was a proxy solicitation and no change in directors.

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAGNOLIA FOODS, INC.



Dated: 8/15/96                          By: /s/ JOSEPH J. JOHNSTON
      -------------                        -----------------------------
                                            Joseph J. Johnston
                                            President and
                                            Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  11          -  Statement re: computation of earnings per share

  27          -  Financial Data Schedule