Form 10QSB
period 1996-09-30
MAGNOLIA FOODS INC
filed 1996-11-20
CIK 794107

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


Commission file number 01-15109
                       --------

                              MAGNOLIA FOODS, INC.
             (Exact name of registrant as specified in its charter)


             Oklahoma                                73-1251800
             --------                                ----------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


   P.O. Box 54714,                           Oklahoma City, Okla.   73154
   ----------------------------------------------------------------------
                   (Address of principal executive offices)


                               (405)  840-9655
                               ---------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes X   No
                                                       ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock                                 36,413,439
         Par Value $0.01                              Shares outstanding as of
           per share                                  September 30, 1996


Transitional Small Business Disclosure Format         Yes      No  X
                                                         -----    -----

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                           September 30,        December 31,
                                              1996                 1995
                                           ------------         ------------
                                           (unaudited)
ASSETS

CURRENT ASSETS
     Cash and Temporary Cash
       Investments                         $   55,412               78,926
     Accounts Receivable                        3,838               16,903
     Inventories                               15,108               47,248
     Notes Receivable                          48,491                9,187
     Prepaid Expenses                            -0-                  -0-
                                           ----------            ---------
          Total current assets                122,849              152,264


PROPERTY AND EQUIPMENT
     Leasehold Improvements                    77,546              335,305
     Furniture and Equipment                   61,936              270,927
     Equipment Not in Use                       5,000                5,000
                                           ----------            ---------
                                              144,482              611,232
     Less Accumulated Depreciation           ( 79,479)            (180,326)
                                           ----------            ---------
                                               65,003              430,906



OTHER ASSETS
     Franchise Rights  (Net)                   47,975               50,000
     Other Investments                         59,099               29,881
     Organization Costs (Net)                  11,427               14,543
     Deposits                                     400               30,624
     Receivable from Related Parties           53,954               53,954
                                           ----------            ---------
                                              172,835              179,002
                                           ----------            ---------
TOTAL ASSET                                $  360,707            $ 762,172
                                           ==========            =========




                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                            September 30,         December 31,
                                                                1996                 1995
                                                            ------------          ------------
                                                            (unaudited)

LIABILITIES AND STOCKHOLDER'S
         EQUITY

CURENT LIABILITIES
         Accounts Payable                                   $   477,508             367,262
         Accrued Expense                                         59,172             111,210
         Reserve for Closed Stores                               31,717             210,864
         Notes Payable                                          510,488             341,758
                                                            -----------          ----------
             TOTAL CURRENT LIABILITIES                         1,078885           1,031,094
                                                            -----------          ----------


STOCKHOLDER'S EQUITY
         Series B 10% cumulative convertible
             Preferred Stock, par value $.10
             per share - 25,000 shares authorized,
             issued and outstanding                               2,500               2,500
         Common stock, par value $.01 per
             share;  50,000,000 shares authorized,
             36,417,969 and 24,922,118 shares
             issued in 1996 and 1995 and
             36,413,439 and 24,941,338
             outstanding in 1996 and 1995.                      364,180             249,271
         Additional paid-in capital                           4,850,182           4,601,831
         Retained Earnings (Deficit)                         (5,933,838)         (5,121,322)
                                                            -----------          ----------
                                                               (716,976)           (267,720)


         Less Treasury stock - 4,530
             Shares at Cost                                       1,202               1,202
                                                            -----------          ----------
                                                               (718,178)           (268,922)
                                                            -----------          ----------
TOTAL LIABILITIES ABD STOCK-                                $   360,707             762,172
                                                            ===========          ==========
         HOLDERS EQUITY




                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    September 30                September 30
                                            ------------------------    --------------------------
                                               1996          1995          1996            1995
                                            ---------     ----------    ----------      ----------
REVENUES
Food and beverage sales                    $  257,265     $  614,034   $ 1,079,389      $2,199,059
Interest and Other                                265            292           344          23,324
                                            ---------     ----------    ----------      ----------
 Total Operating Revenues                     257,530        614,326     1,079,733       2,222,383

COSTS AND EXPENSES
Cost of sales                                  96,919        209,613       380,650         793,194
Restaurant operating                          125,186        366,105       707,188       1,307,285
General and administrative                     88,364        198,416       287,409         426,828
Interest                                       22,150          6,018        48,873          18,663
Depreciation and amortization                  13,168         36,703        64,881         129,694
Loss on Restaurant Sale                       200,963         14,869       200,963         120,891
Loan Renewal/Incentive                        202,285           -0-        202,285           -0-
                                            ---------     ----------    ----------      ----------
          Total Costs & Expenses              749,035        831,724     1,892,249       2,796,555


Net Income (Loss)                            (491,505)      (217,398)     (812,516)       (574,172)

Income (Loss) per Common Share                  (0.02)         (0.01)        (0.03)          (0.03)

Average number of common
         shares outstanding                32,584,197     19,684,426    28,754,955      18,932,759




                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE  MONTHS ENDED
                                                                   September 30
                                                            -----------------------------
                                                               1996               1995
                                                            -----------        ----------

Operating Activities
         Net Income (Loss)                                  $  (812,516)       $ (574,172)
         Items not Affecting Cash from
             Operating Activities:
               Depreciation and amortization                     64,881           129,694
               Loss on Sale of Restaurant                       202,285           120,891
         Issuance of Stock for Services & Renewal               304,510           115,320
         Changes in Operating Assets &
             Liabilities:
               Receivables                                      (35,426)          (74,305)
               Inventories                                       32,140            40,138
               Other Assets                                       1,006           (21,970)
               Payables & Accruals                             (120,939)          (98,111)
Net cash provided (used) in
             Operating Activities                           $  (364,059)       $ (362,515)

Investing Activities:
         Additions to Property and
                 Equipment                                  $   -------        $  (15,681)
         Acquisition of  Investments                            (16,309)          (81,371)
         Sale/Return of Investment                               ------           100,000
         Sale of Equipment                                       87,178             6,212
                                                            -----------        ----------
Net cash provided (used) by
             investing activities                           $    70,869        $    9,160

Financing Activities:
         Proceeds from Notes                                $   241,396        $  250,000
         Payments of Notes                                      (31,000)           (9,190)
         Offering Costs                                         (15,057)           (2,691)
         Issuance of Common Stock Thru
                 Exercise of Warrants and Options           $    74,337        $  ------
                                                            -----------        ----------
         Net cash provided (used) by
             financing activities                           $   269,676        $  238,119

Increase (Decrease) in Cash                                 $   (23,514)       $ (115,236)
Cash - Beginning of Period                                       78,926           127,243
                                                            -----------        ----------

Cash - End of Period                                        $    55,412        $   12,007
                                                            -----------        ----------



                             See Accompanying Notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED June 30, 1996
                                  (unaudited)


                             Series                         Additional
                            Preferred        Common          Paid-in            Accumulated           Treasury
                              Stock           Stock          Capital             (Deficit)             Stock            Total
Balance January 1, 1996       $2,500        $249,271        $4,601,831         $(5,121,322)           $(1,202)        $(268,922)

Offering Costs                                                 (15,057)                                                 (15,057)

Exercise of Options/Warrants                 10,777             63,560                                                   74,337

Stock Issued for Services/Debt              104,132            199,848                                                  303,980

Net Loss                                                                          (812,516)                            (812,516)
                              ------       --------         ----------         -----------            -------         ---------

Balance June 30, 1996         $2,500       $364,180         $4,850,182         $(5,933,838)           $(1,202)        $(718,178)
                              ======       ========         ==========         ===========            =======         =========






                             See accompanying notes

                     MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1.       Basis of Presentation

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present consolidated financial position as of September 30, 1996 and the consolidated results of operations and the consolidated statements of cash flows for the six-month period ended September 30, 1996 and it is not necessarily indicative of the results to be expected for the full year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


Revenues and Operations

         The financial impact of the company's efforts to sell its existing businesses and concentrate its resources on expanding its City Bites joint venture are reflected in this quarter's results.

         Resources for the three month period reflect operations of three Skolniks Bagel Bakery Restaurants during July and only one for August and September versus seven restaurants in the same period in 1995. The two Ohio based Skolniks were sold during the quarter.

         The company also sold its investment/ownership in the recently opened Texas ice house Restaurant to an Oklahoma City based investment group.

         For the quarter, cost of sales for the operating restaurants were consistent with previous results as were operating expenses. However, results reflected a (one-time) $200,963 loss on the sale of existing restaurants plus a cumulative corporate (one-time) charge of $202,285 for shares used as loan incentives for working capital. These one time costs of $403,248 of the $491,505 total loss for the actual quarter compare favorably when reduced to an ordinary loss of $88,357 for the 1996 quarter versus a $217,398 loss for the same period last year. Depreciation and amortization for the 96 quarter was $13,168 and $36,703 for the 1995 period.

Liquidity

         Working capital at September 30, 1996 was a deficit of $956,036 compared to a deficit of $878,830 at December 1995. The deficit increase is due in part to the issuance of short term debt.

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are included herein:

         (11)    Statement re: computation of earnings per share.

         (27)    Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter.

ITEM 1.  LEGAL PROCEEDINGS

         NONE

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MAGNOLIA FOODS, INC.



Dated: November 20, 1996                     By: /s/ JOSEPH J. JOHNSTON
      ------------------------                   -------------------------------
                                                     Joseph J. Johnston
                                                     President and
                                                     Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
EX-11         -  Statement re: computation of earnings per share

EX-27         -  Financial Data Schedule
