Form 10-K
period 1996-12-31
MAGNOLIA FOODS INC
filed 1997-09-04
CIK 794107

           1       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                  FORM 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1996


     Commission file number 01-15109

                                MAGNOLIA FOODS, INC.
                (Exact name of registrant as specified in its charter)

                 Oklahoma                                 73-1251800
     (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      6421 Avondale Blvd., Suite 210                 Oklahoma City, OK 73116

                      (Address of principal executive offices)

                                 (405)  840-9655
                 (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.005 par value

     Indicate by check mark the Registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not dontained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

     Issuer's revenues for the year ended December 31, 1996 were $0.

     The aggregate market value of voting common stock held by non-affiliates was $1,450,781 on June 20, 1997, based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quota-tion Service.

     As of June 20, 1997 46,425,000 shares of Issue's common stock, par value $.005 were issued and 46,420,420 were outstanding.

     Documents incorporated by reference - None

     Transitional Small Business Disclosure Format Yes___  No_X_

                           MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                Dec-31-96           Dec-31-95
                                                ---------           ---------
                                               (Unaudited)

ASSETS

CURRENT ASSETS
     Cash and Temporary Cash Investments       $    1,299           $   78,926
     Accounts Receivable                              -                 16,903
     Inventories (Note 4)                             -                 47,248
     Prepaid Expenses                                 -                  9,187
                                               ----------           ----------
         Total current assets                       1,299              152,264

PROPERTY AND EQUIPMENT
     Leasehold Improvements                           -                335,305
     Furniture and Equipment                       22,331              270,927
     Equipment Not in Use                             -                  5,000
                                               __________           __________
                                                   22,331              611,232
     Less:  Accumulated Depreciation               18,762              180,326
                                               ----------           ----------
                                                    3,569              430,906

OTHER ASSETS
     Franchise Rights (Net) (Note 6)                  -                 50,000
     Other Investments (Note 7)                       -                 29,881
     Organization Costs (Net)                         -                 14,543
     Deposits                                         400               30,624
     Receivable from Related Parties (Note 13)        -                 53,954
                                               ----------           ----------
                                                      400              179,002
                                               ----------           ----------

          Total Assets                         $    5,268           $  762,172
                                               ==========           ==========


                              See Accompanying Notes

                         MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET

                                               Dec-31-96            Dec-31-95
                                               ---------            ---------
                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                          $   46,654           $  367,262
     Accrued Expenses                              75,495              111,210
     Reserve for Closed Stores (Note 8)               -                210,864
     Notes Payable (Note 9)                       509,802              341,758
                                               ----------           ----------
          Total Current Liabilities               631,951            1,031,094
                                               ----------           ----------
Commitments and Contingencies (Note 14)

Stockholders' Equity (Note 10)
     Series B 10 % Cumulative Convertible
      Preferred Stock - Par Value $.10,
      25,000 Shares Authorized, Issued and
      Outstanding                                   2,500                2,500
     Common Stock - Par Value $.005 and $01,
      50,000,000 and 25,000,000 Shares
      Authorized, 44,197,565 and 24,927,118
      Shares Issued, 44,193,035 and 24,922,588
      Shares Outstanding                          220,988              249,271
     Additional paid-in Capital                 5,250,387            4,601,831
     Retained Earnings                         (6,099,356)          (5,121,322)
                                               ----------           ----------
                                                 (625,481)            (267,720)
     Less:  Treasury Stock - 4,530 Shares
                             at cost                1,202                1,202
                                               ----------           ----------
          Total Stockholders' Equity             (626,683)            (268,922)
                                               ----------           ----------
          Total Liabilities and
                 Stockholders' Equity          $    5,268           $  762,172
                                               ==========           ==========


                             See Accompanying Notes

                         MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Dec-31-96            Dec 31-95
                                               ---------            ---------
                                               (Unaudited)
REVENUES                                       $     -              $      -

OPERATING EXPENSES
    GENERAL & ADMINISTRATIVE                       255,444              270,670
    DEPRECIATION                                       575                  600
                                                ----------          ----------
                                                   256,019              271,270
                                                ----------          ----------
    LOSS FROM OPERATIONS                          (256,019)            (271,270)

OTHER INCOME (EXPENSES)
    EQUITY IN LOSSES AT UNCONSOLIDATED
                        SUBSIDIARIES                   -                 (7,140)
    OTHER LOSSES IN RESTAURANT ACTIVITIES         (242,392)            (872,019)
    INTEREST INCOME AND OTHER                          200               14,636
    INTEREST EXPENSE AND LOAN INCENTIVE COSTS     (479,823)            (337,948)
                                                ----------          ----------
                                                  (722,015)          (1,202,471)
NET LOSS BEFORE DISCONTINUED OPERATING AND
    EXTRAORDINARY ITEMS                           (978,034)          (1,473,471)

    LOSS FROM DISCONTINED OPERATIONS                   -               (524,153)
                                                ----------          ----------
LOSS BEFORE EXTRAORDINARY ITEMS                   (978,034)          (1,997,894)

EXTRAORDINARY ITEM
    FOREGIVENESS OF DEBT                               -                 28,007
                                                ----------          ----------
          NET LOSS                              $ (978,034)         $(1,969,887)
                                                ==========          ===========

          LOSS PER COMMON SHARE                 $ (0.030)           $ (0.110)
                                                ==========          ===========


                             See Accompanying Notes

                          MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED
                                                    DECEMBER 31, 1996 AND 1995

                                                DEC-31-96          DEC-31-95
                                                ---------          ---------
OPERATING ACTIVITES
    NET INCOME (LOSS)                           $ (978,034)        $(1,969,887)
    ITEMS NOT AFFECTING CASH FROM
          OPERATING ACTIVITIES:
             DEPRECIATION AND AMORTIZATION             575             165,991
             BAD DEBT EXPENSE                          -                   -
             LOSS ON SALE OF RESTAURANT                -               202,025
             FOREGIVENESS OF DEBT                      -               (28,007)
             EQUITY LOSS IN SUBSIDIARIES               -                 7,140
             RESERVE FOR CLOSED STORES                 -               176,291
             OTHER LOSSES ON RESTAURANT
                   ACTIVITIES                      197,033             471,327
             ISSUANCE OF STOCK FOR EXPENSES        336,386             479,359
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
             RECEIVABLES                            63,105                (274)
             INVENTORIES                               -                 41,785
             OTHER ASSETS                              -                 23,669
             PAYABLES AND ACCRUALS                  52,006               81,884
                                                ----------          ------------
     NET CASH USED BY OPERATING ACTIVITIES        (328,929)            (348,697)
                                                ----------          ------------
    INVESTING ACTIVITIES
              SALE OF EQUIPMENT                        -                  6,212
              SALE OF INVESTMENT                       -                100,000
              ADDITIONS TO PROPERTY & EQUIPMENT        -                (16,179)
              ACQUISITION OF OTHER INVESTMENTS         -                (34,521)
              WRITE-OFF OF BAGELCO SUBSIDIARY       45,359                  -
                                                ----------          ------------
     NET CASH PROVIDED (USED) BY INVESTING
         ACTIVITIES:                                45,359               55,512
                                                ----------          ------------
    FINANCING ACTIVITIES
              PROCEEDS FROM NOTES                  251,416              353,750
              PAYMENTS ON NOTES                    (53,372)            (106,191)
              OFFERING COSTS                           -                 (2,691)
              EXERCISE OF WARRANTS                  75,838                  -
                                                ----------          -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES     273,882              244,868
                                                ----------          -----------
    INCREASE (DECREASE) IN CASH                     (9,688)             (48,317)

    CASH - BEGINNING OF PERIOD                      10,987              127,243
                                                ----------          -----------
    CASH - END OF PERIOD                        $    1,299          $    78,926
                                                ==========          ===========

                                 See Accompanying Notes

                         MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     For the years ended December 31, 1996 and 1995
                                 (Unaudited Dec-31-96)

                  Series B               Additional      Retained
                 Preferred     Common      Paid-In       Earnings     Treasury
                   Stock        Stock      Capital       (Deficit)     Stock
                 ---------   ----------  ----------     -----------   --------
Balance-12/31/94 $   2,500   $  163,755  $3,976,089     $(3,151,435)  $ (1,202)

Issuance of 8,552,662
  common shares for
  payment of expense,
  debt and debt
  financing                      85,516     628,433
Offering Costs                               (2,691)
Net Income (Loss)                                        (1,969,887)
                 ---------   ----------  ----------     -----------    --------
Balance-12/31/95 $   2,500   $  249,271  $4,601,831     $(5,121,322)   $ (1,202)

Reduction of Par
  Value to $0.005              (124,636)    124,636
Issuance of 18,020,447
  Common Shares for
  Payment of Expense,
  Debt and Debt
  Financing                      90,103     453,208
Exercising of 1,250,000
  Common Stock Warrants           6,250      70,712
Net Income (Loss)                                          (978,034)
                 ---------   ----------  ----------     -----------    --------
Balance-12-31-96 $   2,500   $  220,988  $5,250,387     $(6,099,356)   $ (1,202)
                 =========   ==========  ==========     ===========    ========

                             See Accompanying Notes

                         MAGNOLIA FOODS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  Business:

     Magnolia Foods, Inc. (hereinafter referred to as "MFI") is engaged in the development and operation of restaurant concepts. Magnolia Foods,Inc. directors voted to change the name of the Company to Creative Restaurant Concepts, Inc. subject to a vote of the shareholders.

     As of December 31, 1996 MFI had no operating restaurants and was in the process of repositioning itself in the industry.

     Currently the Company is concentrating its efforts on the City Bites Sand-wich Shop concept.

     Employees: As of June 30, 1997 MFI did not have any employees. The President of the Company continues to work under a consulting arrangement.

Item 2.  Properties:

     MFI's executive office is located at 6421 Avondale Blvd., Oklahoma City, Oklahoma.

     As of December 31, 1996 there were no operating restaurant locations.

Item 3.  Legal Proceedings:

     The following legal proceedings are pending:
          Audio Dimensions, Inc.
          vs.
          Magnolia Foods, Inc. $31,442

          Country Club Associates
          vs.
          Magnolia Foods, Inc. $14,625

Item 4.  Submission of Matters to Vote of Security Holders:

     None

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters:

     MFI common stock is traded on the Electronic Bulletin Board in the over-the-counter market. Quotes are available from the National Quotations Bureau, Inc. The following table sets forth for the calendar period indicated, the range of high and low closing bid prices for the common stock in the over-the-counter market as reported.

                                                       Common Stock Bid
                                                       High         Low
                                                       ----------------
1995:   First Quarter                                  .1875     .1875
        Second Quarter                                 .1875     .15625
        Third Quarter                                  .4375     .125
        Fourth Quarter                                 .1875     .125

1996:   First Quarter                                  .1875     .0625
        Second Quarter                                 .15625    .0625
        Third Quarter                                  .09375    .0200
        Fourth Quarter                                 .03125    .0100

     As of December 31, 1996, the Company's issued and outstanding common stock was held by 321 holders of record.

     MFI has never declared a cash dividend on its MFI Common. It is the present policy of MFI not to pay cash dividends on MFI Common. Any payment of cash dividends in the future will be dependent upon the prior payment of requir-ed dividends on outstanding MFI Preferred Stock, the amount of the funds legally available therefore, MFI's earnings, financial condition, capital requirements and other factors which the MFI Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation:

     Results of Operations:
          MFI disposed of its remaining Skolniks Bagel Bakery restaurants in 1996 and its operating subsidiary Bagelco, Inc.'s leased operations.

          The Texas Ice House and Cafe' 2000 concepts were terminated in 1996.

          In late 1995, an agreement was signed with City Bites, Inc. of OKla-homa City to joint venture develop Texas and several Western states. That agreement was put on hold to evaluate the impact on per unit sales of the new baked potato product line introduction and the new lite menu.

          At present the Company is still concentrating its efforts on expanding the City Bites Sandwich Shop concept.

     Liquidity and Financial Resources:
          Working capital on December 31, 1996 was a deficit of $630,652. The Company intends to continue its effort to covert short-term debts to equity, thus improving its working capital position.

Item 7.  Financial Statements:

     The financial statements and schedules are included herewith. The Company was unable to afford an audit of these financial statements and is filing them as unaudited.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure:

     The firm of Peters & Chandler, CPA's, Inc. resigned as the Company's auditors prior to the 1996 engagement.

     There were no disagreements with the accountants on any accounting or financial disclosure.

Item 9.  Directors and Executive Officers of the Registrant:

     The current directors and officers of MFI are indicated below. No family relationships exit between or among directors or officers of MFI.

                                                                   Director
                                    Position                       Continously
   Name                Age          with the Company               Since
   ----------------    ---          ----------------------------   ------------
Joseph J. Johnston      53          Chairman of the Board,         June, 1985
                                    President and Director
Sed Kennedy             64          Senior Vice President          June, 1995
David Loveland          49          Secretary, Director            June, 1992
Bill Weaver             61          Director                       June, 1992

     Joseph J. Johnston, Jr., age 53, has been the President of the Company and also has served as Chairman of the Board and a director of Magnolia Foods, Inc. since 1985. In 1986, Mr. Johnston was instrumental in formulating and develop-ing the Mamasitas Mexican Restaurant, which specializes in gourmet Mexican Food. Prior to joining Magnolia Foods, Inc., Mr. Johnston served as President and a director of Kelly-Johnston Enterprises, Inc. Mr. Johnston joined the pred-ecessorcompanies of Kelly-Johnston Enterprises, Inc., in 1971 and served in these capacities from the formation of Kelly-Johnston Enterprises, Inc., in 1981 until July, 1985. Kelly-Johnston Enterprises, Inc. conducted business as the largest franchisee of Chi-Chi's Mexican Restaurants and as franchisor of Duff's Famous Smorgasbord Restaurants, Joe Kelly's Restaurants and Joe Kelly's Oyster Docks.

     From January, 1973, through May, 1977, Mr. Johnston served in various capacities with Kentucky Fried Chicken Corporation. Beginning as Regional Manager of Real Estate, Mr. Johnston subsequently served as Area and District Manager of Operations and Director of Operations and Marketing Midwest Region, supervising 400 Kentucky Fried Chicken Restaurants. Mr. Johnston also served as Director of Franchising for New Concepts. Mr. Johnston's final position with the Kentucky Fried Chicken Corporation was its Vice President of operations, Midwest Region responsible for $82,000,000 in revenues.

     Mr. Johnston graduated from Western Illinois State University with a Bachelors of Business Administration and joined Shell Oil Company as a dealer salesman in the Chicago, Illinois area, where he was later promoted to the Marketing Department of Shell's regional office in Chicago. After four years of military service, Mr. Johnston became employed by the commercial develop-ment department of American Investment Company Realty Services, Inc.

     Sed Kennedy, 64 became affiliated with MFI in mid-1995 and was named Senior Vice President of Operations in 1996. Sed formerly founded the Across the Street Restaurant chain, in Norman, Oklahoma which he later sold. He then moved to Dallas and became Director of Operations for Steak and Ale when they had two restaurants. Sed continued on in that capacity until there were 155 Steak and Ale restaurants. After retiring from Steak and Ale, Sed returned to Oklahoma City and owned Michael's Plum Restaurant and Pistachios Bar and Grill.

     David Loveland, age 49 was elected as a Director of the Company and was appointed as corporate Secretary in June, 1992. For more than the past six years, Mr. Loveland has been self-employed as a consultant in television program production, program creation and marketing of television series. Prior to that time Mr. Loveland worked as general sales manager of Oklahoma City based Channel 5 (KOCO-TV) in Oklahoma City for 10 years. Mr. Loveland graduated from Central State University with a Bachelor of Arts Degree in Marketing.

     Bill Weaver was elected as a director in June, 1992. Mr. Weaver has worked in the insurance industry and currently is a principal in the Oklahoma Intermede Group. Mr. Weaver graduated from Oklahoma City University with a Bachelor of Arts Degree in Business.

Item 10.  Executive Compensation:

     Joseph Johnston, MFI CEO, was paid $52,000 during 1996.

     Compensation Pursuant to Plans: Under MFI's Stock Option Plan ("Plan"), 2,000,000 shares of MFI Common are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for attracting and retaining qualified and competent key employees, consultants, officers and directors. While some options granted under the Plan are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code, other options may be granted that do not qualify.

     The Plan is administered by the MFI Board of Directors. The Board of Directors is authorized to grant options to such key employees, consultants, officers and directors as it may determine.

     Options may be granted on such terms and at such prices as determined by the Board of Directors; provided, however, that the exercise price may not be less than the fair market value of MFI Common on the date of grant. Each option will be exercisable after the period or periods specified in the individual option agreements, but no incentive stock option shall be exercisable for more than ten years from the date of grant.

     The following shares of MFI Common Stock were issued for salaries in lieu of cash compensation during 1996 for work performed in 1995-1996.
Joseph J. Johnston, 300,000 common shares; Karen Noble, 200,000 common shares; Sed Kennedy, 350,000 common shares

Item 11.  Security Ownership of Certain Beneficial Owners and Management:

     A.  Security Ownership of Certain Beneficial Owners.

         Beneficial Ownership of over 5 % Common Stock.

                                          Shares             Percentage
                                       ------------          ----------
Skolniks, Inc.                           2,000,000                4.5 %
7755 E Gray Rd.O
Scottsdale, AZ 85260

Dulaney's, Inc.
PO Box 54714
Oklahoma City, OK 73154                  5,540,083               12.5 %

Joseph J. Johnston, Jr.
6421 Avondale Blvd., Suite 210
Oklahoma City, OK 73116                    589,000                1.3 %

Randal Colton
1119 NW 63rd
Oklahoma City, OK 73116                  2,327,000                5.3 %

Robert Mosley
8217 N McKee Blvd.
Oklahoma City, OK 73132                  2,769,264                6.8 %

Cede & Company
PO Box 20
Bowling Green Station
New York, NY 10274                       4,936,037                11.2 %

B.  Security Ownership of Management:

                                             Number of Shares        Percentage
                       Name of            Beneficially Owned as of       of
  Title of Class  Beneficial Owner              Dec-31-96    (1)          Class
  --------------  ----------------              ---------              -----
 MFI Common Stock
    Par Value
    $0.01         Joseph J. Johnston             589,000      (3)         1.3% %
                  Linda B. Johnston              130,000      (3)(4)       .3%

1) Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.
2) Percent of class is based on 44,193,035 shares of MFI Common outstanding and is calculated without regard to the shares of MFI Common issuable upon exercise of outstanding warrants or stock options or upon conversion of convertible securities, except that any shares of person is deem to own by having the right to acquire by exercise of a warrant or option or he conversion of a security are considered to be outstanding solely for purposes of calculating such person's percentage ownership.
3) Joseph J. Johnston is the ex-husband of Linda B. Johnston. Mr. Johnston beneficially owns 589,000 shares of MFI Common. Such amount exclude (a) 5,000 shares held by Mrs. Johnston in her name; (b) 75,000 shares held by Linda B. Johnston Trust for the benefit of Mrs. Johnston, for which she also serves as the controlling Co-Trustee; (c) 25,000 shares held by Michael T. Johnston Trust for the benefit of Michael T. Johnston, son of Mr. and Mrs. Johnston, for which Mrs. Johnston serves as Trustee; and (d) 25,000 shares held by the Jennifer A. Johnston Trust for benefit of Jennifer A. Johnston, daughter of Mr. and Mrs. Johnston, for which Mrs. Johnston serves as Trustee.
4)  Excludes 589,000 shares of MFI Common beneficially owned by Joseph J.
Johnston.

    The following table sets forth the MFI Common ownership of directors and all directors and officers as a group, as of December 31, 1996:

                                       Number of Shares            Percentage
             Name of               Beneficially Owned as of            of
          Beneficial Owner                 Dec-31-96        (1)       Class
          ---------------          -----------------------         ----------
(3)          Joseph J. Johnston              589,000                   1.3 %

             Sed Kennedy                     350,000                    .8 %

Item 12.  Certain Relationships and Related Transactions:

     During the fiscal year ended December 31, 1996, there existed no relation-ship and there were no transactions reportable under this item.

Item 13.  Exhibits and Reports on Form 8-K:

     INDEX OF EXHIBITS:

     The following exhibits are included herein:

     (11)  Statement re:  Computation of earnings per share

     (27)  Financial Data Schedule

     (b)   The Company did not file any reports on Form 8-K for the year end.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Magnolia Foods, Inc.

                                  /s/JOSEPH J. JOHNSTON
                                  By:  Joseph J. Johnston, President
                                         and Chief Financial Officer
Dated:  July 25, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of July, 1997.

/s/ JOSEPH J. JOHNSTON
Joseph J. Johnston, Director

/s/ DAVID LOVELAND
David Loveland, Director

/s/ BILL WEAVER
Bill Weaver, Director

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION
--------------                   -----------------
EX-11                 -  Statement re:  Computation of earnings per share

EX-27                 -  Financial Data Schedule


                                                               EXHIBIT 11
       STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                                    DEC-31-96        DEC-31-95
                                                   (Unaudited)
                                                   -----------      -----------
PRIMARY EARNINGS PER SHARE
   Net Income (Loss)                               $  (978,034)     $(1,969,887)
   Weighted average shares outstanding              34,598,000       17,907,972

   Primary Income (Loss) per share                 $     (0.03)     $     (0.11)

FULLY DILUTED EARNINGS PER SHARE
   Net Income (Loss)                               $  (978,034)     $(1,969,887)
   Weighted average shares outstanding              34,598,000       17,907,972
   Addition from assumes exercise of
     Common Stock purchase warrants and options      1,275,000        1,245,000
   Addition from assumed conversion of
     Preferred Stock                                   300,000          300,000
                                                   -----------      -----------
Weighted average number of Common Shares
    outstanding on a fully diluted basis            36,173,000       19,452,972

FULLY DILUTED (LOSS) PER SHARE                     $    ( 0.03)      $   ( 0.10)
==============================

a) This calculation is submitted in accordance with regulation S-K Item 601 (b)
(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive results.

[ARTICLE] 5

[PERIOD-TYPE]                             12-MOS
[FISCAL-YEAR-END]                                       DEC-31-1996
[PERIOD-END]                                            DEC-31-1996
[CASH]                                                         1299
[SECURITIES]                                                      0
[RECEIVABLES]                                                   400
[ALLOWANCES]                                                      0
[INVENTORY]                                                       0
[CURRENT-ASSETS]                                               1699
[PP&E]                                                        22331
[DEPRECIATION]                                                18762
[TOTAL-ASSETS]                                                 5268
[CURRENT-LIABILITIES]                                        631951
[BONDS]                                                           0
[PREFERRED-MANDATORY]                                             0
[PREFERRED]                                                    2500
[COMMON]                                                     220988
[OTHER-SE]                                                 (850171)
[TOTAL-LIABILITY-AND-EQUITY]                                   5268
[SALES]                                                           0
[TOTAL-REVENUES]                                                  0
[CGS]                                                             0
[TOTAL-COSTS]                                                     0
[OTHER-EXPENSES]                                             498411
[LOSS-PROVISION]                                                  0
[INTEREST-EXPENSE]                                           479623
[INCOME-PRETAX]                                            (978034)
[INCOME-TAX]                                                      0
[INCOME-CONTINUING]                                        (978034)
[DISCONTINUED]                                                    0
[EXTRAORDINARY]                                                   0
[CHANGES]                                                         0
[NET-INCOME]                                               (978034)
[EPS-PRIMARY]                                                (0.03)
[EPS-DILUTED]                                                (0.03)