Form 10QSB
period 1997-03-31
MAGNOLIA FOODS INC
filed 1997-09-30
CIK 794107

      1    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997

Commission file number 01-15109

                        MAGNOLIA FOODS, INC.
        (Exact name of registrant as specified in its charter)

         Oklahoma                                  73-1251800

(State of other jurisdiction of             (I.R.S. Employer Idendification No.)
 incorporation or organization)

6421 Avondale Blvd., Suite 210, Oklahoma City, OK 73116
(Address of principal executive offices)

(405) 840-9655
(Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock, Par Value $.005 per share

              44,393,035  Shares outstanding as of March 31, 1997

Transitional Small Business Disclosure Format  Yes   No X

                            MAGNOLIA FOODS, INC.
                               BALANCE SHEET

                                              March 31        December 31
                                                1997              1996
                                             (Unaudited)      (Unaudited)
                                             -----------      -----------
ASSETS

CURRENT ASSETS
   Cash and Temporary Investments            $     -          $    1,299
                                             ___________      ___________
   Total current assets                            -               1,299

PROPERTY AND EQUIPMENT
   Furniture and Equipment                        22,331          22,331
   Less:  Accumulated Depreciation               (18,937)        (18,762)
                                             -----------      ----------
                                                   3,394           3,569
OTHER ASSETS
   Deposits                                          400             400
                                             -----------      ----------
      Total Assets                                 3,794           5,268
                                             ===========      ==========

                        See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                              BALANCE SHEET CONTINUED

                                              March 31        December 31
                                                1997              1996
                                            (Unaudited)       (Unaudited)
                                            -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Cash Overdraft                           $     4,666       $     -
   Accounts Payable                              71,534            46,654
   Accrued Expenses                              59,555            75,495
   Notes Payable                                518,302           509,802
                                            -----------       -----------
   Total Liabilities                            654,057           631,954

Stockholders' Equity
   Series B 10 % Cumulative Convertible
      Preferred Stock - Par Value $.10,
      25,000 Shares Authorized, Issued and
      Outstanding                                 2,500             2,500
   Common Stock - Par Value $.005,
      50,000,000 Shares Authorized
      44,397,565 and 44,197,565 Shares
      Issued, 44,393,035 and 44,193,035
      Shares Outstanding                        221,988           220,988
   Additional Paid-In Capital                 5,259,387         5,250,387
   Retained Earning (Deficit)                (6,132,936)       (6,099,356)
                                             -----------       -----------
                                               (649,061)         (625,481)
   Less:  Treasury Stock - 4530 shares
             at cost                              1,202             1,202
                                             -----------       -----------
Total Liabilities and Stockholders' Equity   $    3,794        $    5,268
                                             ===========       ===========

        Accoumpanying Notes are an integral part of these statments

                         MAGNOLIA FOODS, INC.
                        STATMENT OF OPERATIONS
                             (Unaudited)

                                                  For the Three Months Ended
                                                           March 31
                                                         (Unaudited)
                                                      ------------------
                                                      1997          1996

                                                    --------      --------
REVENUES                                            $    -        $    -

COST AND EXPENSES
   General & Administrative                           19,707        43,805
   Interest                                           13,698         8,919
   Depreciation                                          175           175
                                                    --------      --------
NET LOSS                                            $(33,580)     $(52,899)
                                                    =========     =========

LOSS PER COMMON SHARE                               $   (0.00)    $   (0.00)
                                                    =========     =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         44,259,702    24,922,588


                        See Accompanying Notes

                            MAGNOLIA FOODS, INC.
                          STATEMENT OF CASH FLOWS

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31
                                                           (Unaudited)
                                                      --------------------
                                                      1997            1996
                                                   ----------      ----------
OPERATING ACTIVITIES
   Net Loss                                        $ (33,580)     $  (52,899)
   Items not affecting cash from
      operating activities:
         Depreciation                                    175             175
   Changes in Operating Assets and
      Liabilities:
         Payables and Accruals                         8,940          14,150

         Receivables                                     -            18,275
                                                  ----------     -----------
   Net Cash used by Operating Activities             (24,465)        (20,299)

INVESTING ACTIVITIES
   Joint Venture Investments                             -          (112,666)
                                                  ----------     -----------
   Net Cash used by Investing Activities                 -          (112,666)

FINANCING ACTIVITIES
   Proceeds from Notes                                12,500         131,666
   Payment on Notes                                   (4,000)        (10,000)
   Exercise of Warrants                               10,000             -
   Issuance of Stock                                     -             5,320
                                                  -----------    ------------
   Net Cash from Financing Activities                 18,500         126,986
                                                  -----------    ------------
Increase (Decrease) in Cash                           (5,965)         (5,979)

Cash Beginning at Period                               1,299          10,987
                                                  -----------    -----------
Cash End of Period                                $   (4,666)    $     5,008
                                                  ===========    ===========

                            See Accompanying Notes

                             MAGNOLIA FOODS, INC.
                     STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Three Months Ended March 31, 1997
                                (Unaudited)

                 Series B           Additional
                 Preferred  Common   Paid-In   Accumulated  Treasury
                   Stock    Stock    Capital    (Deficit)    Stock     Total
                 ---------  ------- ---------  -----------  --------  ----------
Balance
  1/01/97       $   2,500  $220,988 $5,250,387 $(6,099,356) $(1,202) $(626,683)

Exercised
  Warrants                    1,000      9,000                          10,000

Net Loss                                           (33,580)            (33,580)
                --------- -------- ---------- ------------- -------- ----------
Balance
  3/31/97       $   2.500 $221,988 $5,259,387  $(6,132,936) $(1,202) $(650,263)

                ========= ======== ==========  ============ ======== ==========

                                   See Accompanying Notes

                                MAGNOLIA FOODS, INC.
                           NOTES TO FINANCIAL STATEMENTS

Item 1.  Business of Presentation:
            In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting only of normal recurring accruals) necessary to present the financial position as of March 31, 1997 and the results of operations and statements of cash flows for the three months ended March 31, 1997 and is not necessarily indicative of the results to be expeced for the full year.

         A.  Presentation of Prior Year Information:
                As of December 31, 1996 Bagelco, Inc. was no longer an operating entity and the parent company, Magnolia Foods, Inc. was not liable for any of the subsidiary's outstanding obligations. Prior year information is restated without the subsidiary and represents the financial position and the sales of operations and cash flow for the parent only. For further discussion see Form 10-KSB for December 31, 1996.

         B.  Accounting Policies:
                During interim periods the Company follows the accounting policies set forth in its consolidated financial statments included in its annual report on Form 10-KSB. Reference should be made to such financial stat-ments for information on such accounting policies and further financial details.

Item 2.  Management's Discussion and Analysis of Plan of Operations

         A. Operations: As of March 31, 1996 Magnilia Foods, Inc. had no operating restaurants and is in the process of repositioning itself in the industry. Future growth is expected to come from joint-venture agreements with proven, successful restaurant businesses.

         B. Liquidity: The company had a working capital deficit of $654,057 as of March 31, 1997 compared to a deficit of $630,652 as of December 31, 1996. The increase in deficit is due to the operation loss for the quarter.

Part II  Other Information

Item 3.  Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

     11)  Statement re:  computation of earnings per share

     (b)  The Company did not file any reports on Form 8-K during the quarter.

                                    Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                    MAGNOLIA FOODS, INC.



DATED:  September 15, 1997         By:  /s/Joseph J. Johnston
                                        President and Chief Financial Officer

                             INDEX TO EXHIBITS

EXHIBIT NUMBER        DESCRIPTION
--------------        -----------
EX - 11               STATEMENT RE:  COMPUTATION OF EARNINS PER SHARE

                                  EXHIBIT 11
              STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                                  For the Three Months Ended
                                                          March 31
                                                        (Unaudited)
                                                  --------------------------
                                                     1997             1996
                                                  ----------       ---------
Net Loss for Computing Earnings
   per Common Share                               $ (33,582)       $ (52,899)
                                                  ==========       ==========
Weighted Average Number of Common Shares
   Outstanding during each period without
   dilution                                       44,259,702       24,922,588

Addition from assumed exercise of Common
   Stock Warrants                                  1,075,000        1,245,000

Addition from assumed conversion of
   Preferred Stock                                   300,000          300,000
                                                  -----------      ----------
                                                  45,634,702       26,467,588
                                                 ============     ===========

Net Income Per Common Stock

   Without Dilution                             $     (0.00)      $    (0.00)

   Fully Diluted                                $     (0.00)      $    (0.00)