Form 10QSB
period 1997-06-30
CALA CORP
filed 1999-12-03
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

                        Commission file number 01-15109

                Cala Corporation (formerly Magnolia Foods, Inc.)
             (Exact name of registrant as specified in its charter)

         Oklahoma                                      73-1251800

(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

         Common Stock, Par Value $.005 per share

         46,398,035  Shares outstanding as of June 30, 1997

Transitional Small Business Disclosure Format  Yes    No X
                                                  ---   ---

                              MAGNOLIA FOODS, INC.
                                  BALANCE SHEET


                                          June 30           December 31
                                            1997               1996
                                        (Unaudited)         (Unaudited)
                                       ------------        ------------
ASSETS

CURRENT ASSETS
   Cash and Temporary Investments      $       --          $      1,299
                                       ------------        ------------
   Total current assets                        --                 1,299

PROPERTY AND EQUIPMENT
   Furniture and Equipment                   22,331              22,331
   Less:  Accumulated Depreciation          (19,112)            (18,762)
                                       ------------        ------------
                                              3,219               3,569
OTHER ASSETS
   Deposits                                                         400
                                       ------------        ------------
      Total Assets                            3,219               5,268
                                       ------------        ------------
                                       ------------        ------------

                             See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                             BALANCE SHEET CONTINUED


                                               June 30          December 31
                                                 1997               1996
                                             (Unaudited)        (Unaudited)
                                            ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Cash Overdraft                           $     12,493       $       --
   Accounts Payable                               71,497             46,654
   Accrued Expenses                               60,795             75,495
   Notes Payable                                 537,436            509,802
                                            ------------       ------------
   Total Liabilities                             682,221            631,954

Stockholders' Equity
   Series B 10 % Cumulative Convertible
      Preferred Stock - Par Value $.10,
      25,000 Shares Authorized, Issued and
      Outstanding                                  2,500              2,500
   Common Stock - Par Value $.005,
      50,000,000 Shares Authorized
      44,397,565 and 44,197,565 Shares
      Issued, 46,398,035 and 44,193,035
      Shares Outstanding                         232,013            220,988
   Additional Paid-In Capital                  5,344,612          5,250,387
   Retained Earning (Deficit)                 (6,256,925)        (6,099,356)
                                            ------------       ------------
                                                (677,800)          (625,481)
   Less:  Treasury Stock - 4530 shares
             at cost                               1,202              1,202
                                            ------------       ------------
Total Liabilities and Stockholders' Equity  $      3,219       $      5,268
                                            ------------       ------------
                                            ------------       ------------


           Accompanying Notes are an integral part of these statements

                              MAGNOLIA FOODS, INC.
                             STATMENT OF OPERATIONS
                                   (Unaudited)


                                           For the Six Months Ended
                                                   June 30
                                                 (Unaudited)
                                       ------------        ------------
                                               1997                1996
                                       ------------        ------------
REVENUES
   Food & Beverage Sales               $       --          $    822,124
   Interest & Other                             162                  79
                                       ------------        ------------
      Total Operating Revenues                  162             822,203

COST AND EXPENSES
   Cost of Sales                               --               283,731
    Restaurant Operating                       --               582,002
   General & Administrative                 111,315             199,045
   Interest                                  46,241              26,723
   Depreciation                                 175              51,713
                                       ------------        ------------
       Total Costs & Expenses               157,731           1,143,214
                                       ------------        ------------
NET LOSS                               $   (157,569)       $   (321,011)
                                       ------------        ------------
                                       ------------        ------------

LOSS PER COMMON SHARE                  $      (0.00)       $      (0.00)
                                       ------------        ------------
                                       ------------        ------------

AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                45,074,702          24,925,713


                             See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                             STATEMENT OF CASH FLOWS


                                                     FOR THE SIX MONTHS
                                                        ENDED JUNE 30
                                                        (Unaudited)
                                              ------------        ------------
                                                  1997                1996
                                              ------------        ------------
OPERATING ACTIVITIES
   Net Loss                                   $   (157,569)       $   (321,011)
   Items not affecting cash from
      operating activities:
         Depreciation                                  350              51,713
   Changes in Operating Assets and
      Liabilities:
         Payables and Accruals                      37,774              43,340
         Receivables                                  --                 6,715
         Inventories                                  --                11,121
         Other Assets                                 --                 6,548
         Reserve for Closed Locations                 --               (25,199)
                                              ------------        ------------
   Net Cash used by Operating Activities          (119,445)           (226,765)

INVESTING ACTIVITIES
   Joint Venture Investments                          --               (16,309)
   Sale of Equipment                                  --                 3,500
                                              ------------        ------------
   Net Cash (used) by Investing Activities            --                12,809

FINANCING ACTIVITIES
   Proceeds from Notes                             111,485             235,396
   Payment on Notes                                 (9,867)            (25,000)
   Exercise of Warrants                             10,000               3,937
   Issuance of Stock                                  --                  --
   Offering Costs                                     --               (15,507)
                                              ------------        ------------
   Net Cash from Financing Activities              111,618             199,276
                                              ------------        ------------
Increase (Decrease) in Cash                         (7,827)            (40,298)
Cash Beginning at Period                            (4,666)             78,926
                                              ------------        ------------
Cash End of Period                            $    (12,493)       $     38,628
                                              ------------        ------------
                                              ------------        ------------


                             See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)


                        Series B                     Additional
                       Preferred       Common         Paid-In         Accumulated        Treasury
                         Stock          Stock         Capital          (Deficit)          Stock       Total
                       ---------       --------      ----------       ------------       --------   ----------
Balance
  1/01/97              $   2,500       $220,988      $5,250,387       $(6,099,356)       $(1,202)   $(626,683)

Exercised
  Warrants                               11,000          94,225                                       105,250

Net Loss                                                                 (157,569)                   (157,569)
                       ---------       -------       ---------        -----------        --------   ----------
Balance
  6/30/97              $   2,500       $232,013      $5,344,612       $(6,256,925)       $(1,202)   $(679,002)
                       ---------       --------      ----------       ------------       --------   ----------
                       ---------       --------      ----------       ------------       --------   ----------

                             See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.  Business of Presentation:
         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting only of normal recurring accruals) necessary to present the financial position as of June 30, 1997 and the results of operations and statements of cash flows for the six months ended June 30, 1997 and is not necessarily indicative of the results to be expected for the full year.

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

Item 2.  Management's Discussion and Analysis of Plan of Operations

         A. Operations: As of June 30, 1996 Magnolia Foods, Inc. had no operating restaurants and is in the process of repositioning itself in the industry. Future growth is expected to come from joint-venture agreements with proven, successful restaurant businesses.

         B. Liquidity: The company had a working capital deficit of $677,800 as of June 30, 1997 compared to a deficit of $630,652 as of December 31, 1996. The increase in deficit is due to the operation loss for the last two quarters.

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

                                  CALA CORPORATION



DATED:  December 01, 1999          By:  /s/ Joseph J. Johnston
                                        President and Chief Financial Officer