Form 10QSB
period 1997-09-30
CALA CORP
filed 1999-12-03
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE
SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

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

                     Common Stock, Par Value $.005 per share

             48,063,035 Shares outstanding as of September 30, 1997

Transitional Small Business Disclosure Format  Yes   No  X
                                                        ---

                              MAGNOLIA FOODS, INC.
                                  BALANCE SHEET

                                                    September 30    December 31
                                                        1997             1996
                                                    (Unaudited)      (Unaudited)
                                                    ------------    ------------
ASSETS

CURRENT ASSETS
   Cash and Temporary Investments                    $       -       $   1,299

                                                     ---------       ---------
   Total current assets                                      -           1,299

PROPERTY AND EQUIPMENT
   Furniture and Equipment                              22,331          22,331
   Less:  Accumulated Depreciation                     (19,287)        (18,762)

                                                     ---------       ---------
                                                         3,044           3,569
OTHER ASSETS
   Deposits                                                                400

                                                     ---------       ---------
      Total Assets                                       3,044           5,268
                                                     ---------       ---------
                                                     ---------       ---------

                             See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                             BALANCE SHEET CONTINUED

                                                             September 30       December 31
                                                                 1997             1996
                                                             (Unaudited)       (Unaudited)
                                                             -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Cash Overdraft                                           $    11,040         $         -
   Accounts Payable                                              81,204              46,654
   Accrued Expenses                                              83,580              75,495
   Notes Payable                                                535,436             509,802

                                                            -----------         -----------
   Total Liabilities                                            711,260             631,954

Stockholders' Equity
   Series B 10 % Cumulative Convertible
      Preferred Stock - Par Value $.10,
      25,000 Shares Authorized, Issued and
      Outstanding                                                 2,500               2,500
   Common Stock - Par Value $.005,
      50,000,000 Shares Authorized
      44,397,565 and 44,197,565 Shares
      Issued, 48,063,035 and 44,193,035
      Shares Outstanding                                        240,338             220,988
   Additional Paid-In Capital                                 5,386,237           5,250,387
   Retained Earning (Deficit)                                (6,336,089)         (6,099,356)

                                                            -----------         -----------
                                                               (707,014)           (625,481)
   Less:  Treasury Stock - 4530 shares
             at cost                                              1,202               1,202

                                                            -----------         -----------
Total Liabilities and Stockholders' Equity                  $     3,044         $     5,268
                                                            -----------         -----------
                                                            -----------         -----------

           Accompanying Notes are an integral part of these statements

                              MAGNOLIA FOODS, INC.
                            STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              For the Nine Months Ended
                                                    September 30
                                                     (Unaudited)
                                           -------------------------------
                                             1997                   1996
                                           --------               --------
REVENUES
   Food & Beverage Sales                $          -           $  1,079,389
   Interest & Other                              162                    344
                                        ------------           ------------
      Total Operating Revenues                   162              1,079,733

COST AND EXPENSES
   Cost of Sales                                                    380,650
   Restaurant Operating                                             707,188
   General & Administrative                  164,774                489,694
   Interest                                   71,596                 48,873
   Depreciation                                  525                 64,881
   Loss on Restaurant Sale                         -                200,963
                                        ------------           ------------
       Total Costs & Expenses                236,895              1,892,249
                                        ------------           ------------

NET LOSS                                $   (236,733)          $   (812,516)
                                        ------------           ------------
                                        ------------           ------------

LOSS PER COMMON SHARE                   $      (0.00)          $      (0.03)
                                        ------------           ------------
                                        ------------           ------------

AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 45,842,479             28,754,955

                            See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                             STATEMENT OF CASH FLOWS

                                                         FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30
                                                              (Unaudited)
                                                       -----------------------
                                                       1997                1996
                                                    ----------          ----------
OPERATING ACTIVITIES
   Net Loss                                         $(236,895)          $(321,011)
   Items not affecting cash from
      operating activities:
         Depreciation                                     525              51,713
   Changes in Operating Assets and
      Liabilities:
         Payables and Accruals                         53,675              43,340
         Receivables                                        -               6,715
         Inventories                                        -              11,121
         Other Assets                                    (400)              6,548
         Reserve for Closed Locations                       -             (25,199)

                                                    ---------           ---------
   Net Cash used by Operating Activities             (183,095)           (226,765)

INVESTING ACTIVITIES
   Joint Venture Investments                                -             (16,309)
   Sale of Equipment                                        -               3,500

                                                    ---------           ---------
   Net Cash (used) by Investing Activities                  -              12,809

FINANCING ACTIVITIES
   Proceeds from Notes                                181,663             235,396
   Payment on Notes                                    (9,867)            (25,000)
   Exercise of Warrants                                10,000               3,937
   Issuance of Stock                                        -                   -
   Offering Costs                                           -             (15,507)

                                                    ---------           ---------
   Net Cash from Financing Activities                 181,796             199,276

                                                    ---------           ---------
Increase (Decrease) in Cash                            (1,299)            (40,298)
Cash Beginning at Period                               (1,299)             78,926

                                                    ---------           ---------
Cash End of Period                                  $       0           $  38,628
                                                    ---------           ---------
                                                    ---------           ---------

                             See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

                 Series B                        Additional
                 Preferred         Common          Paid-In       Accumulated      Treasury
                   Stock            Stock          Capital        (Deficit)         Stock             Total
                ----------       ----------     ------------    -------------    ------------       --------
Balance
  1/01/97      $     2,500      $   220,988      $ 5,250,387     $(6,099,356)     $    (1,202)     $  (626,683)

Exercised
  Warrants                           19,350          135,850                                           155,200

Net Loss                                                            (236,733)                         (236,733)

               -----------      -----------      -----------     -----------      -----------      -----------
Balance
  9/30/97      $     2,500      $   240,338      $ 5,386,237     $(6,336,089)     $    (1,202)     $  (708,216)
               -----------      -----------      -----------     -----------      -----------      -----------
               -----------      -----------      -----------     -----------      -----------      -----------

                             See Accompanying Notes

                              MAGNOLIA FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.  Business of Presentation:
            In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting only of normal recurring accruals) necessary to present the financial position as of September 30, 1997 and the results of operations and statements of cash flows for the nine months ended September 30, 1997 and is not necessarily indicative of the results to be expected for the full year.

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

Item 2.  Management's Discussion and Analysis of Plan of Operations

         A. Operations: As of September 30, 1996 Magnolia Foods, Inc. had no operating restaurants and is in the process of repositioning itself in the industry. Future growth is expected to come from joint-venture agreements with proven, successful restaurant businesses.

         B. Liquidity: The company had a working capital deficit of $707,014 as of September 30, 1997 compared to a deficit of $630,652 as of December 31, 1996. The increase in deficit is due to the operation loss for the last three quarters.

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

                                 CALA CORPORATION

DATED: December 1, 1999          By:  /s/ Joseph J. Johnston
                                      President and Chief Financial Officer