Form 10KSB40
period 1997-12-31
CALA CORP
filed 1999-12-03
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997

     Commission file number 01-15109

                                 CALA CORPORATION
                (Exact name of registrant as specified in its charter)

                 Oklahoma                                 73-1251800
     (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      1455 NW 91st ST., #503                     Oklahoma City, OK 73114

                      (Address of principal executive offices)

                                 (405)  842-8109
                 (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.005 par value

     Indicate by check mark the Registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

     Issuer's revenues for the year ended December 31, 1997 were $0.

     The aggregate market value of voting common stock held by non-affiliates was $725,000 on September 30, 1997, based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service.

     As of September 30, 1997, 14,551,000 (Post Reverse Split) shares of Issue's common stock, par value $.005, were issued and 14,551,000 were outstanding.

     Documents incorporated by reference - None

     Transitional Small Business Disclosure Format Yes___  No_X_

                                     PART I

ITEM 1. BUSINESS. Creative Restaurant Concepts, Inc. (hereinafter referred to as "CRC") has engaged in the joint venture development, operation and ownership of various restaurant concepts since its inception in June, 1985 as Magnolia Foods, Inc. On August 21, 1997, the company changed its name from Magnolia Foods, Inc. to Creative Restaurant Concepts, Inc. During 1997, the company did not own or operate any restaurants.

         In December of 1997, CRC signed a joint venture development agreement with City Bites, Inc. for the Wichita, Kansas area. CRC entered into negotiations to acquire the Wichita, Kansas franchised City Bites Sandwich Shop from City Bites of Wichita, Inc.

         CRC also entered into a management agreement to oversee the operations of three, Oklahoma City Grand Floor Cafes in exchange for a six month right to acquire these restaurants.

         CRC is continuing to evaluate restaurant businesses and to explore options for development of other restaurant concepts.

         OPERATIONS. Creative Restaurant Concepts, Inc. provides its restaurants with standard operating specifications for the preparation and service of food, maintenance of the premises and proper employee conduct.

         CRC is not dependent on particular suppliers for its food, beverages or other products and believes there are numerous suppliers from which it can obtain similar products and services at comparable costs. CRC expects to be able to offset costs increases in its ingredients by increasing the retail prices of its products. Food, beverage and paper goods inventory in CRC's restaurants usually will not exceed the value of one week's sales.

         MARKETING. Marketing for restaurants is handled on a local restaurant basis. CRC does not now, nor does it plan to manage or conduct a nationwide marketing and advertising program.

         EMPLOYEES.  As of December 31, 1997, CRC had one full time employee.

         COMPETITION. CRC has completed with numerous companies engaged in the business of operating casual dining, family style restaurants. Numerous restaurants compete for customers which previous CRC restaurants were designed to attract. Additionally, any CRC restaurant will be subject to changes in eating preferences of the public as well as local and national economic conditions that influence consumer spending habits.

         Many of CRC's competitors are better know, better capitalized and have greater financial resources, more experienced organizations with a larger number of employees than CRC. CRC believes, however, that the quality of its food in its previous restaurants, the physical attractiveness of its facilities, modest prices and the extensive prior restaurant industry experience of its senior manager, will enable CRC to compete in further market by market restaurant operations.

         REGULATION. CRC's restaurants were subject to licensing and regulation by the departments of alcohol licensing, health, sanitation, fire, building, planning, traffic and revenue of the state and municipality in which those restaurants operated. Delays in obtaining, or denials of, necessary licenses or approvals for future restaurants, could have a material adverse impact on CRC's growth rate. CRC will also be subject to regulations relating to the protection of the environment and zoning, compliance with which may have a material effect on CRC's growth rate and to the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. Furthermore, expansion through the sale of licenses or franchisers is subject to federal, state and local franchise disclosure laws.

ITEM 2 PROPERTIES. CRC's office is located at 1455 NW 91st Street, #503, Oklahoma City, Oklahoma.

         RESTAURANT LOCATIONS  None

ITEM 3 LEGAL PROCEEDINGS. Country Club Associates, an Oklahoma General Partnership vs. Magnolia Foods, Inc. - Lawsuit on amount due under a lease termination for Gators Restaurant in Oklahoma City.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. A proxy statement to change the name of the company from Magnolia Foods, Inc. to Creative Restaurant Concepts, Inc. was approved on August 21, 1997.

                                     PART II

ITEM5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.


                                                      Common Stock
                                                           Bid
                                                     ---------------
                                                      High      Low
                                                      ----      ---
1996
First Quarter................................        .1875    .0625
Second Quarter...............................        .15625   .0625
Third Quarter................................        .09375   .0200
Fourth Quarter...............................        .03125   .0100

1997
First Quarter................................        .03125   .0100
Second Quarter...............................        .03125   .0325
Third Quarter................................        .1250    .0325
Fourth Quarter...............................        .0200    .0100


         As of December 31, 1997, the Company's issued and outstanding common stock was held by 439 holders of record.

         CRC has never declared a cash dividend on its common stock. It is the present policy of CRC not to pay cash dividends on CRC common stock. Any payment of cash dividends in the future will be dependent upon the prior payment of required dividends on outstanding CRC Preferred Stock, the amount of funds legally available thereof, CRC earnings, financial condition, capital requirements and other factors which the CRC Board of Directors deems relevant.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         During 1997 the Company did not own or operate any restaurants. Sales for 1997 were zero.

         CRC incurred overhead expenses of $153,165.

         The Company continues to pursue a turnaround by reducing its liabilities through stock conversion and by seeki8ng a profitable enterprise to generate earnings.

LIQUIDITY AND FINANCIAL RESOURCES

         Working capital at December 31, 1997 was $861,900 compared to a deficit of $978,034 at the end of 1996. During the year the company borrowed $226,653. The increase in deficit noted above is due to ongoing corporate overhead expenses while the company had no restaurants in operation to offset these costs.

         The Company intends to continue its efforts to find a viable enterprise to generate profits while reducing its corporate overhead plus continuing to convert short term debt into equity, thus improving its working capital position.

ITEM 7 FINANCIAL STATEMENTS. The financial statements and schedules are included herewith.

ITEM 8 CHANGES IN DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None

                                    Part III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current directors and officers of CRC are identified below. No family relationships exist between or among director or officers of CRC.


                                                                       Director
                                            Position                   Continuously
Name                       Age              with the Company           Since
----                       ---              ----------------           ----------------
Joseph J. Johnston         54               Chairman of the Board      June, 1985
                                            President and Director

David Loveland             50               Secretary, Director        June, 1992

Bill Weaver                62               Director                   June, 1992



         Joseph J. Johnston, Jr., age 54 has served as President of the Company and also has served as Chairman of the Board and a director of Creative Restaurant Concepts, Inc. since 1985. In 1986, Mr. Johnston was instrumentally in formulating and developing the Mamasita's Mexican Restaurant, which specializes in gourmet Mexican Food. Prior to joining CRC, Mr. Johnston served as President and a director of Kelly-Johnston Enterprises, Inc. Mr. Johnston joined the predecessor companies of Kelly-Johnston Enterprises, Inc. in 1977 and served in these capacities from the formation of Kelly-Johnston Enterprises, Inc., in 1981 until July, 1985. Kelly-Johnston Enterprises, Inc. conducted business as a franchisee of Chi-Chi's Mexican Restaurants and a franchiser of Duff's Famous Smorgasbord Restaurants, Joe Kelly's Restaurants and Joe Jelly's Oyster Docks.

         From January, 1973, through May, 1977, Mr. Johnston served in various capacities with Kentucky Fried Chicken Corporation. Starting as a Regional Manager of Real Estate, Mr. Johnston subsequently served as Area and District Manager of Operations and Director of Operations and Marketing Midwest Region, supervising 400 Kentucky Fried Chicken Restaurants. Mr. Johnston also served as Director of Franchising for New Concepts. Mr. Johnston's final position with the Kentucky Fried Chicken Corporation was its Vice President of operations, Midwest Region responsible for $82,000,000 in revenues at the age of 34.

         Mr. Johnston graduated from Western Illinois State University in 1966 with a Bachelors in Business Administration and joined Shell Oil Company as a dealer salesman in the Chicago, Illinois. After four years of military service, Mr. Johnston was employed by the commercial development department of American Investment Company Realty Services, Inc. of Chicago, Illinois.

         David Loveland, age 50 was elected as a Director of the Company and was appointed as corporate Secretary in June, 1992. For more than the past six years, Mr. Loveland has been self-employed as a consultant in television program production, program creation and the marketing of television series. Prior to that time Mr. Loveland worked as general sales manager of Oklahoma City based Channel 5 (KOCO-TV) in Oklahoma City for 10 years. Mr. Loveland graduated from Central State University with a Bachelor of Arts Degree in Marketing.

         Bill Weaver was elected as a director in June, 1992. Mr. Weaver has worked in the insurance industry and is a principal in the Oklahoma Intermede Group. Mr. Weaver graduated from Oklahoma City University with a Bachelor of Arts Degree in Business.

ITEM 10  EXECUTIVE COMPENSATION

         Joseph Johnston, CRC CEO, was paid $72,714 out of which $41,310 were CRC related expenses which were paid by Johnston.

         COMPENSATION PURSUANT TO PLANS

         Under CRC's Stock Option Plan ("Plan"), 2,000,000 shares of CRC Common are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for attracting and retaining qualified and competent key employees, consultants, officers and directors. While some options granted under the Plan are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code, other options may be granted that do not qualify.

     The Plan is administered by the CRC Board of Directors. The Board of Directors is authorized to grant options to such key employees, consultants, officers and directors as it may determine.

     Options may be granted on such terms and at such prices as determined by the Board of Directors; provided, however, that the exercise price may not be less than the fair market value of CRC Common on the date of grant. Each option will be exercisable after the period or periods specified in the individual option agreements, but no incentive stock option shall be exercisable for more than ten years from the date of grant.

     The following shares of CRC Common Stock were issued for salaries in lieu of cash compensation during 1997 for work performed in 1996-1997. Linda
A. Matlock, 250,000 common shares.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT

A.       Security Ownership of Certain Benedficial Owners.

         Beneficial Ownership of over 5 % of Common Stock.


                                      Shares                   Percentage
                                      ------                   ----------
         Dulaney's, Inc.
         PO Box 54714
         Oklahoma City, OK 73154      9,615,083                     19.3

         Robert A. Mosley
         1501 McMillian
         Oklahoma City, OK 73127      2,519,264                      5.0


B.       Security Ownership of Management.

                                                              Number of
                                                              Shares
                                                              Beneficially
                           Name of                            Owned as of       Percent
Title of Class             Beneficial Owner                   12/31/97 (1)      Class (2)
--------------             ----------------                   ------------      ---------
CRC, Inc.                  Joseph J. Johnston                  401,500 (3)         .000%
Common
Stock                      Linda B. Johnston                   130,000 (3)(4)      .000%
Par Value $0.05


(1) Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.

(2) Percent of class is based upon 49,705,564 shares of CRC Common outstanding and is calculated without regard to the shares of CRC Common issuable upon exercise of outstanding warrants or stock options or upon conversion of convertible securities, except that any shares a person is deemed to own by having the right to acquire by exercise of a warrant or option or the conversion of a security are considered to be outstanding solely for purposes of calculating such person's percentage ownership.

(3) Joseph J. Johnston is the husband of Linda B. Johnston. Mr. Johnston beneficially owns 401,500 shares of CRC Common. Such amount exclude (i) 5,000 shares held by Mrs. Johnston in her own name;
         (ii) 75,000 shares held by the Linda B. Johnston Trust for the benefit of Mrs. Johnston, for which she also serves as the controlling Co-Trustee; (iii) 25,000 shares held by Michael T. Johnston Trust for the benefit of Michael T. Johnston, son of Mr. And Mrs. Johnston, for which Mrs. Johnston serves as Trustee; and (iv) 25,000 shares held by the Jennifer A. Johnston Trust for the benefit of Jennifer
         A. Johnston, daughter of Mr. And Mrs. Johnston, for which
         Mrs. Johnston serves as Trustee.

(4) Excludes 401,500 shares of CRC Common beneficially owned by Joseph J. Johnston.

         The following table sets forth the CRC Common ownership of directors and all directors and officers as a group, as of March 30, 1995:

                                            Number of
                                               Shares                   Percent
                                            Beneficially                   of
         Name                                 Owned (1)                Class (2)
         ----                               -----------                ---------

         Joseph J. Johnston                    401,500                   .0008

-------------------------------------------------------------------------------

(1)-(3) For footnotes 1, 2 and 3 see footnotes 1, 2 and 3 of the immediate preceding table.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended December 31, 1997, there existed no relationships and there were no transactions reportable under this item.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

EXHIBIT

11       Statement re:  Computation of earnings per share

27       Financial Data Schedule

(b)      The Company did not file a Form 8 - K during the period

FINANCIAL STATEMENTS AND
AUDITOR'S REPORT THEREON

As of and for the years
Ending December 31, 1997 and 1996

                                Table of Contents

Independent Auditor's Report............................................  1
Balance Sheets..........................................................  2
Statement of Income.....................................................  3
Statement of Cash Flow..................................................  4
Statement of Stockholders Equity........................................  5
Notes to Financial Statements........................................... 6-12

Hunter, Atkins & Russell, PLC
5805 North Grand Suite D
Oklahoma City, OK 73118
(405) 843-3964

Board of Directors
Creative Restaurant Concepts, Inc.
Oklahoma City, Oklahoma

Independent Auditor's Report

We have audited the accompanying balance sheets of Creative Restaurant Concepts, Inc. as of December 31, 1997 and 1996 and the related statements of income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Restaurant Concepts, Inc. as of December 31, 1997 and 1996, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.


November 4, 1999

                       Creative Restaurant Concepts, Inc.
                                 Balance Sheets
                           December 31, 1997 and 1996


                                                                           December 31,
                                                                        1997           1996
                                                                    --------------------------
         ASSETS
   Current Assets
Cash and Cash Equivalents                                                 7,280          1,299
Note Receivable                                                          27,500           --
Investment in Restaurants                                                25,000           --
                                                                    -----------    -----------
   Total Current Assets                                                  59,780          1,299

   Fixed Assets
Furniture and Equipment                                                  22,331         22,331
   Accumulated Depreciation                                             (19,287)       (18,762)
                                                                    -----------    -----------
   Total Fixed Assets                                                     3,044          3,569

   Other Assets
Deposits                                                                   --              400
                                                                    -----------    -----------

TOTAL ASSETS                                                        $    62,824    $     5,268
                                                                    ===========    ===========
         LIABILITIES AND STOCKHOLDERS'EQUITY
   Current Liabilities
Accrued Expenses                                                        188,269         83,434
Reserve for Closed Stores                                                  --           38,715
Notes Payable                                                           736,455        509,802
                                                                    -----------    -----------
   Total Current Liabilities                                            924,724        631,951

   Stockholders' Equity
Series B 10 % Cumulative Convertible Preferred Stock
 Par Value $.10, 25,000 Shares Authorized, Issued and
 Outstanding                                                              2,500          2,500
Common Stock-Par Value $.005, 50,000,000 Shares
 Authorized, 44,193,035 and 49,705,564 Outstanding                      249,730        220,988
Additional Paid in Capital                                            5,395,628      5,250,387
Retained Earnings (Deficit)                                          (6,508,556)    (6,099,356)
Less:  Treasury Stock - 4,530 Shares at Cost                             (1,202)        (1,202)
                                                                    -----------    -----------
   Total Stockholders' Equity                                          (861,900)      (626,683)
                                                                    -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    62,824    $     5,268
                                                                    ===========    ===========


                See accountant's report and notes to financial statements.

                       Creative Restaurant Concepts, Inc.
                              Statements of Income
                 For the Years Ended December 31, 1997 and 1996

                                                                December 31,
                                                              1997       1996
                                                          ----------------------

REVENUES                                                   $     --     $     --

OPERATING EXPENSES
    GENERAL & ADMINISTRATIVE                                153,165      365,888
    LOSSES ON RESTAURANT CLOSINGS                            31,298      125,275
    DEPRECIATION                                                525          575
                                                          ---------    ---------
         TOTAL OPERATING EXPENSES                           184,988      491,738
                                                          ---------    ---------


NET LOSS FROM OPERATIONS                                    184,988      491,738

OTHER INCOME (EXPENSES)
    EQUITY IN LOSSES AT UNCONSOLIDATED
               SUBSIDIARIES
    OTHER LOSSES IN RESTAURANT ACTIVITIES                   (15,839)
    INTEREST INCOME AND OTHER                                   713          277
    INTEREST EXPENSE AND LOAN INCENTIVE COSTS              (224,302)    (486,574)
                                                          ---------    ---------
                                                            239,428      486,297
NET LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEMS                                     424,416      978,035

EXTRAORDINARY ITEM,
    FOREGIVENESS OF DEBT                                     15,216           --
                                                          ---------    ---------
          NET LOSS                                        $(409,200)   $(978,035)
                                                          =========    =========

NET LOSS PER SHARE,  $0.008 FOR 1997 and $0.03 for 1996


           See accountant's report and notes to financial statements.

                                                                   Page 3 of l2

                       Creative Restaurant Concepts, Inc.
                             Statements of Cash Flow
                 For the Years Ended December 31, 1997 and 1996

                                                                               FOR THE YEARS ENDED
                                                                             DECEMBER 31, 1997 AND 1996
                                                                             --------------------------
Cash flows from operating activities:
    Net Income                                                              $  (409,201)   $  (978,034)
    Adjustments to reconcile net income to net cash
      Provided by operating activities:
         Depreciation and amortization                                              525            575
         (Increase) decrease in accounts receivable                                   0         16,903
         (Increase) decrease in related party receivable                              0         53,954
          (Increase) decrease in inventories                                          0         47,248
          (Increase) decrease in other assets                                       400        133,835
          (Increase) decrease in restaurants                                    (52,500)             0
          (Increase) decrease in accounts payable                                     0         35,939
          (Increase) decrease in accrued liabilities                             66,121       (603,126)
          Total Adjustments                                                      14,546       (314,672)
                                                                            -----------    -----------

     Net cash provided (used) by operating activities                          (394,655)    (1,292,706)

Cash flows from investing activities:
         Cash proceeds from the sale of property                                   --          426,762
         Net cash provided (used) by investing activities                          --          426,762

Cash flows from financing activities:
         Proceeds from issuance of long-term debt                               226,653              0
         Proceeds from issuance of common stock                                (192,246)       192,705
         Proceeds from additional paid in capital                                     0        427,568
         Net borrowings on line of credit                                             0        168,044
         Additional paid in capital received                                    366,229              0
         Net cash provided (used by financing activities                        400,636        788,317
                                                                            -----------    -----------
Net increase (decrease) in cash and equivalents                                   5,981        (77,627)

Cash and equivalents, beginning                                                   1,299         78,926

Cash and equivalents, ending                                                $     7,280    $     1,299
                                                                            ===========    ===========

           See accountant's report and notes to financial statements.

                       Creative Restaurant Concepts, Inc.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 1996 and 1997

                                Series B                   Additional      Retained
                               Preferred      Common       Paid - In       Earnings      Treasury
                                 Stock         Stock        Capital       (Deficit)      Stock
                               ------------------------------------------------------------------

Balance - 12-31-95                2,500       249,271      4,601,831    (5,121,322)       (1,202)

Issuance of 19,270,447
Common Shares for Payment
Of expense Debt and Debt
Financing                             0       192,705        427,568             0              0

Restate to Actual                     0      (220,988)       220,988             0              0

Net Income (Loss)                     0             0              0      (978,035)             0
                              ---------   -----------    -----------   -----------    -----------

Balance - 12-31-96            $   2,500   $   220,988    $ 5,250,387   $(6,099,357)   $    (1,202)
                              =========   ===========    ===========   ===========    ===========


Issuance of 5,748,399
Common Shares for Payment
Of expense Debt and Debt
Financing                             0        28,742        142,241             0              0

Net Income (Loss)                     0             0              0      (409,200)             0
                              ---------   -----------    -----------   -----------    -----------

Balance - 12-31-97            $   2,500   $   249,730    $ 5,395,628   $(6,508,557)   $    (1,202)
                              =========   ===========    ===========   ===========    ===========

              See accountant's report and notes to financial statements.

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             OKLAHOMA CITY, OKLAHOMA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION

         Magnolia Foods, Inc. (the Company) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment has been the business of owning, operating, licensing and joint venturing restaurants.

         On August 21, 1997 the Company changed its name to Creative Restaurant Concepts, Inc.

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all partnership and corporate subsidiaries in which the Company holds a majority voting and controlling interest. Investments in affiliates for which the Company does not exercise significant influence over operating and financial policies are accounted for on the equity method. Significant inter-company accounts and transactions are eliminated in consolidation.

  INVENTORIES

         Inventories of food and beverages are stated at the lower of cost (determined by the first-in, first-out method) or market.

         When a restaurant is opened, the initial purchase of china, glass, and silverware (smallwares) is recorded as inventory and is not amortized. All replacements are expensed.

   PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Expenditures which increase values, change capacities, or extend useful lives are capitalized. Routine maintenance, repairs and renewals are charged to operations.

         Leasehold improvements are amortized by the straight-line method over the lesser of the life of the lease including renewal options or the estimated useful lives of the assets.

         Furniture and equipment are depreciated by the straight-line method over the estimated useful lives of the assets, generally seven years.

   EARNINGS (LOSS) PER SHARE

         Net income (loss per share is based upon the weighted average number of shares outstanding during the period. Fully diluted earnings per share is not disclosed because it is anti-dilutive.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operation. Further, at December 31, 1997 current liabilities exceed current assets by $861,900.

         In view of these matters, payment of existing liabilities in the accompanying balance sheet is dependent upon the success of the Company's further operations and its ability to raise capital. The Company's management believes that all obligations can and will be paid with future operations. Management further believes that the Company is a going concern due to the current operations that are not reflected as of the date of these financial statements.

NOTE 3 - BUSINESS COMBINATION

         Effective July 2, 1994, the Company acquired all of the outstanding common stock of Bagelco, Inc., a wholly owned subsidiary of Skolniks, Inc. Bagelco owned and operated eleven Skolniks Bagel Bakery Restaurants primarily in Illinois, Ohio and Pennsylvania. The acquisition was accounted for as a purchase transaction.

The purchase price from Skolniks amounted to $823,000, of which $298,000 was paid in cash, and 2,000,000 shares of Company's common stock, valued at $525,000, were issued (see Note 10) together with 2,000,000 warrants to purchase the Company's common stock at $0.03 per share expiring December 31, 2000. The shares were value based on the current market price, and discounted for being unregistered stock. In December, 1994, Skolniks, Inc. was placed in involuntary bankruptcy which was later converted to a Chapter 11 reorganization. This activity damaged the name of the business and made anticipated expansion of company stores and franchising in 19 states impossible. The Company also included a $273,000 cost reserve to close four of the stores as part of its basis of the assets acquired.

As of December 31, 1996 Bagelco, Inc. was no longer in operation and the balance of the investments by the parent company were written off. (see note 1).

NOTE 4 - PROPERTY AND EQUIPMENT

         As of December 31,1997 and 1996 property and equipment consisted of office furniture and equipment. Depreciation is calculated using the straight-line method over the estimated useful life or the asset.

NOTE 5 - FRANCHISE RIGHTS

         Related to the transaction described in Note 3, the Company acquired a twenty-year master franchise agreement with Skolniks, Inc. to develop Skolniks Bagel Bakery Restaurants, which covers part of all of nineteen states. The cost of this master franchise agreement was being amortized on the straight-line method over twenty years. Amortization recorded in 1995 amounted to $21,150. These rights were carried on the books of the Bagelco Subsidiary and were written off in 1996. (Bankruptcy filing of Skolniks, Inc. rendered these rights valueless.)

NOTE 6 - OTHER INVESTMENTS

         The Company holds a forty percent (40%) interest in Cafe 1000, Inc., an Oklahoma City restaurant, which it reports on the equity method. This venture closed in 1996 and the investment was written off to prepare for the City Bites venture.

         On August 20, 1997 the Company entered into a joint venture agreement with City Bites, Inc. to own and operate City Bites restaurants in the State of Kansas. Such joint venture is owned 80 % by the Company and 20 % by City Bites, Inc.

NOTE 7 - NOTES PAYABLE

         Notes payable consist of the following:

         Related Parties (See Note 13)

         Payable to Dulaney's, Inc., of which
         A former Director of the Company
         Is an officer, Interest at 12 %
         Due on demand, Unsecured                    $211,385        $179,500

    Other Notes

         Payable to thirteen individuals,
         10-12% Interest, due during 1997,
         Unsecured                                    525,070         330,302
                                                     --------        --------
                                                     $746,455        $509,802

NOTE 8 - CAPITAL STOCK TRANSACTIONS

         The Company issued 18,020,477 common shares in 1996 and 5,748,399 common shares in 1997.

         During 1997, 450,000 shares were issued under common stock options granted in 1994 at an exercise price of $.18 per share. A total of 2,000,000 options with an expiration date of December 31, 2000 were issued during 1997. At December 31, 1997 a total of 2,125,000 options remained unexercised as follows:


  Number of Options               Exercise Price                Expiration date
-------------------------------------------------------------------------------
         50,000                           $.20                  January 24,1998
         50,000                           $.18                September 15,1998
         25,000                           $.18                  November 1,1998
      2,000,000                           $.03                 December 31,2000

         At December 31, 1997, dividends in arrears on the 10 % cumulative preferred stock were $8,250.

NOTE 9 - OTHER LOSSES ON RESTAURANT ACTIVIITIES

         As detailed in Note 3, the Company, in 1994, acquired all the outstanding common stock of Bagelco, Inc., a company which operated eleven bagel restaurants, primarily in Illinois, Ohio and Pennsylvania. Also acquired in the transaction was a twenty year master franchise agreement (se
Note 6) from Skolniks, Inc., to develop bagel restaurants in part of all of nineteen states. As planned during the acquisition, the Company closed four of the restaurants during 1994.

         Because the performance of the remaining restaurants, the Chapter 11 filing of Skolniks, Inc. and the interest for further development of the market in the franchise areas, did not meet the Company's expectations, management sold two restaurants and closed another during 1995, disposed of the remaining restaurants during 1996. Also, because management does not intend to actively pursue further development within the franchise areas because the name was rendered valueless by the Chapter 11 filing of Skolniks, Inc., the value of the franchise rights has been written off to reflect estimated current value. The above activities resulted in charges against earnings during 1995 of $202,025 for the loss on the sales of the restaurants, of $116,689 for the reduction in value of warehoused store equipment, and $343,125 for the reduction in value of the master franchise agreement.

         The subsidiary was written off in 1996 by the parent company.

         Also, during 1995, the Company led the development of the Texas Ice House, a restaurant in Oklahoma City. A restaurant has was not opened by December 31, 1996. The Company has disposed of its interest in the venture and an additional $31,298 was written off in 1997.

NOTE 10 - INCOME TAXES

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

         At the end of 1996, a non-current deferred asset of less than $10,000 exists for the timing differences. The Company also has a consolidated net operating loss carryforward of approximately $5,000,000 which will expire between the years 2001 and 2006. Because of the uncertainty of the Company's future operations, and because possible restrictions on the application of the net operating losses against future profits are being researched due to ownership changes reflected in various stock issuance's, no tax benefits are recorded in these financial statements.

NOTE 11 - RELATED PARTIES

         At December 31, 1995, the Company was due $53,954 from Joe Johnston, its president. This balance arose primarily from the 1994 return by the Company of its franchise rights in a franchise development territory outside the restaurant business to Johnston and a former officer, who had given the rights to the Company in 1992 in settlement of an amount of $50,000 due from them.

         The Company was also indebted to Johnston for loans and guarantees he provided to the company as well as to a company whose officer is a former director of the Company. The obligations to Johnston have been netted in 1996.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         As supplemental information to the statement of cash flows, cash paid for interest during the year was none $17,263 for 1995). No income taxes were due during the reporting years. Nor was any interest paid in cash for the years ending December 31, 1997 and 1996.

NOTE 14 - FAIR VALUE OF FINANCIAL STATEMENTS

         The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying Balance Sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

NOTE 15 - SUBSEQUENT EVENTS

         On April 20, 1998 the shareholders approved a 1 for 20 reverse stock split. Authorized common shares remained at 50,000,000 and par value remained at $0.005.

         On April 15, 1998 the company acquired 100 % of the outstanding shares of Ground Floor Cafe Corporation in a stock for stock exchange.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CALA CORPORATION

                                  /s/ JOSEPH J. JOHNSTON
                                  By: Joseph J. Johnston, Vice-President,
                                      Secretary and Principal Accounting Officer

Dated:  December 01, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of November, 1999.

/s/ JOSEPH J. JOHNSTON
Joseph J. Johnston, Director

/s/ DAVID LOVELAND
David Loveland, Director

/s/ BILL WEAVER
Bill Weaver, Director