Form 10QSB
period 1998-03-31
CALA CORP
filed 2000-01-31
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998

Commission file number 01-15109

CREATIVE RESTAURANT CONCEPTS, INC.
(Exact name of registrant as specified in its amended charter)

Oklahoma                               73-1251800
(State of other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

1455 NW 91st Street, #503, Oklahoma City, OK 73114
(Address of principal executive offices)

(405) 842-8109
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, Par Value $.005 per share

         5,349,198 Shares outstanding as of March 31, 1998

Transitional Small Business Disclosure Format Yes / / No /X/

                       CREATIVE RESTAURANT CONCEPTS, INC.

                                  BALANCE SHEET

                                                              March 31                December 31
                                                                1998                      1997
                                                            (Unaudited)                (Audited)
                                                            -----------               -----------
Assets

Current Assets
  Cash and Temporary Investments                               $ (6,622)                 $  7,280
  Notes Receivable                                               27,500                    27,500
  Investment in Restaurants                                      25,000                    25,000
  Inventory                                                      16,040                        --
                                                            -----------               -----------
    Total Current Assets                                         61,918                    59,780

Fixed Assets
  Furniture and Equipment                                       341,262                    22,331
  Less: Accumulated Depreciates                                 (20,287)                  (19,287)
                                                            -----------               -----------
    Total Fixed Assets                                          320,975                     3,044
Other Assets
  Oranizational Costs                                            10,028                        --
  Deposits                                                        6,620                        --
                                                            -----------               -----------
    Total Other Assets                                           16,648                        --
TOTAL ASSETS                                                   $399,541                  $ 62,824
                                                            ===========               ===========

*See Accompany Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.

                             BALANCE SHEET CONTINUED

                                                            March 31               December 31
                                                              1998                     1997
                                                           (Unaudited)              (Audited)
                                                           -----------             -----------
Liabilities and Stockholders Equity

Current Liabilities
  Accounts Payable                                         $   244,739             $         0
  Accrued Expenses                                              56,252                 188,269
  Notes Payable                                              1,125,525                 736,455
                                                           -----------             -----------
    Total Current Liabilities                                1,426,516                 924,724
Stockholders Equity
  Series B, 10% Cumulative Convertible
    Preferred Stock - Par Value $.10, 20,000
    Shares authorized Issued and
    Outstanding                                                  2,500                   2,500
  Commont Stock - Par Value $.005,
    50,000,000 Shares Authorized 5349198 and 5727948
    Outstanding                                                 19,844                 249,730
  Additonal Paid in Capital                                  5,704,558               5,395,628
  Retained Earnings (Deficit)                               (6,806,061)             (6,508,556)
                                                           -----------             -----------
                                                            (1,079,471)               (863,100)
Less Treasury Stock 4,530 Shares
  at Cost                                                        1,202                   1,202
                                                           -----------             -----------
  Total Stockholders Equity                                 (1,078,269)               (861,900)
TOTAL LIABILITIES AND STOCK-
  HOLDERS EQUITY                                           $   347,045             $    62,824
                                                           ===========             ===========

*See Accompanying Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three Months Ended
                                                                     March 31
                                                                    (Unaudited)
                                                           ----------------------------
                                                               1998             1997
                                                           -----------      -----------
Revenues                                                    $  203,142      $        --

Cost of Sales                                                   75,849               --
                                                           -----------      -----------
Gross Profit                                                   127,293               --

Costs and Expenses
  General and Administration                                   330,306           19,707
  Interest                                                      16,815           13,698
  Depreciation                                                  60,861              175
                                                           -----------      -----------
Net Loss                                                      (297,504)         (33,580)

Loss Per Common Share                                            (0.05)           (0.00)

Average Number of Common Shares
  Outstanding                                                5,349,198       44,259,702

*See Accompanying Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF CASH FLOWS

                                                                                  For the Three Months
                                                                                     Ended March 31
                                                                                      (Unaudited)
                                                                                 ----------------------
                                                                                    1998         1997
                                                                                 ---------    ---------
Operating Activities
  Net Loss                                                                       $(297,504)    $(33,580)
Adjustments to Reconcile Net Income and Net Cash
  Provided by Operating Activities                                                      --          175

Changes in Assets and Liabilities
(Increase) Decrease in Inventory                                                   (16,044)          --
(Increase) Decrease in Accounts Payable
  and Accrued Expenses                                                             112,722        8,940
                                                                                 ---------    ---------
Total Adjustments                                                                   96,678        9,115

Net Cash Used by Operations                                                       (200,826)     (24,465)

Cash Flow from Investment Activities
  Purchase of Property and Other Assets
  Sale of Property and Equipment                                                   316,761           --
                                                                                 ---------    ---------
  Net Cash Flow from Investment Accounts                                          (316,761)          --

Cash Flow from Financing Activities
  Proceeds from Warrant Exercise, Stock Issuance
  and Notes Issued                                                                 531,489       18,500
                                                                                 ---------    ---------
Net Increases (Decreases) in Cash                                                  (13,912)      (5,965)

Cash at Beginning of Period                                                          7,280        1,299

Cash at End of Period                                                               (6,622)      (4,666)

Supplemental Cash Flow Information
  Cash Paid for Interest                                                                 0            0
  Cash Paid for Taxes                                                                    0            0

*See Accompanying Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                        STATEMENT OF SHAREHOLDERS EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                Series      Series             Common Stock                                Retained
                                  B           AA      ------------------------------         Paid in       Financing     Treasury
                              Preferred    Preferred       Shares           Amount           Capital        (Debit)       Stock
                            ------------ -----------  --------------      ----------     ------------     ------------  ---------
Beginning Balance                $ 2,500           0      49,976,000       $ 249,730       $5,395,628      $(6,508,557)  $ (1,202)

Reflect 1 for 20
Release Split                         --          --     (47,418,000)       (237,243)         237,243               --         --

Common Stock Issued for
Payment of Debt and
Financing                             --          --       1,471,427           7,357           72,577               --         --

Preferred Stock Issued for
Debt                                   0           0              --              --               --               --         --
                            ------------ -----------  --------------      ----------     ------------     ------------  ---------
Net Loss                              --          --              --              --               --         (297,504)        --

Balance 3/31/98                  $ 2,500           0       2,998,227       $  19,844       $5,705,448      $ 6,806,061   $ (1,202)
                            ============ ===========  ==============      ==========     ============     ============  =========

*See Accompanying Notes

                                     PART I

                       CREATIVE RESTAURANTS CONCEPTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.    Business:

           In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present the financial position as of March 31, 1998 and the results of operations and statements of cash flows for the three months ended March 31, 1998 and it is not necessarily indicative of the results to be expected for the full year.

           A.     Presentation of Prior Year Information:

                  As of December 31, 1997, the Company had no existing businesses in operation. For further discussion see Form 10 KSB for December 31, 1997.

           B.     Accounting Policies:

                  During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report on Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.

Item 2.  Management's Discussion and Analysis of Plan of Operations:

           A. Operations: As of March 31, 1997, the Company had no operating restaurants. In January, 1997, the Company operated a City Bites Sandwich Shop in Wichita, Kansas. Revenues for the three months ended 3/31/97 were $203,142 versus none in 1997. Cost of sales were $75,849 or 37.3% versus none in the same period the prior year. General and administrative expenses for the first quarter of 1998 were $330,306 versus $19,707 in 1997, an increrase of 167%. This increase was due to the fact that the Company operated the City Bites Sandwich Shop in Wichita, Kansas in 1998 and had no restaurant opeations int he same quarter last year.

           B. Liquidity: The Company had a working capital deficit of $1,159,404 as of March 31, 1998 as compared to a deficit of $861,900 as of December 31, 1997. The increase in deficit is due to the opeating loss of the quarter.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

           The following exhibits are included herein:

           a)     Statement re: Computation of Earnings Per Share

           b) The company did not file any reports on Form 8-K during the quarter.

Item 4.  Reverse Stock Split

           On February 28, 1998 the stockholders approved a 1 for 20 reverse stock split with the authorized common shares remaining at 50,000,000 and par value remained at $0.005.

           Pursant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Creative Restaurant Concepts, Inc.

DATED: January 25, 1999                 By: /s/ Joseph Johnston, Vice President
                                                Chief Financial Officer

a) Statement re: Computation of Earnings Per Share

                                                                            For the Three Months Ended
                                                                                     March 31
                                                                                    (Unaudited)
                                                                           ----------------------------
                                                                              1998              1997
                                                                           ----------       -----------
Net Loss for computing Earnings
  per Common Share                                                         $ (297,504)      $   (33,582)

Weighted Average Number of Common Shares
  Outstanding During Each Period Without Dilution                           5,349,198        44,259,702

Addition from Assumed Exercise of Common
  Stock Warrants                                                              153,750         1,075,000

Addition from Assumed Conversion of
  Preferred Stock                                                             225,000           300,000
                                                                           ----------       -----------
                                                                            5,727,948        45,634,702
                                                                           ==========       ===========
Net Income Per Common Stock

Without Dilution                                                           $    (0.05)      $     (0.00)

Fully Diluted                                                              $    (0.05)      $     (0.00)