Form 10QSB
period 1998-06-30
CALA CORP
filed 2000-01-31
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date.

         Common Stock, Par Value $.005 per share

         6,206,463 Shares outstanding as of June 30, 1998

Transitional Small Business Disclosure Format Yes ___ No X

                       CREATIVE RESTAURANT CONCEPTS, INC.

                                  BALANCE SHEET


                                                                 June 30                 December 31
                                                                   1998                      1997
                                                               (Unaudited)                (Audited)
                                                               -----------               -----------
Assets

Current Assets
         Cash and Temporary Investments                         $  (7,116)                $   7,280
         Notes Receivable                                          27,500                    27,500
         Investment in Restaurants                                 25,000                    25,000
         Inventory                                                 17,751                        --
                                                               -----------               -----------
                  Total Current Assets                             70,251                    59,780

Fixed Assets
         Furniture and Equipment                                  320,975                    22,331
         Less: Accumulated Depreciates                            (20,287)                  (19,287)
                                                               -----------               -----------
                  Total Fixed Assets                              300,688                     3,044

Other Assets
         Oranizational Costs                                       10,028                        --
         Deposits                                                   6,620                        --
                                                               -----------               -----------
                  Total Other Assets                               16,648                        --

TOTAL ASSETS                                                    $ 387,587                 $  62,824
                                                               ===========               ===========


*See Accompany Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.

                             BALANCE SHEET CONTINUED


                                                       June 30      December 31
                                                        1998           1997
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
Liabilities and Stockholders Equity

Current Liabilities
         Accounts Payable                            $   236,082    $         0
         Accrued Expenses                                 73,512        188,269
         Notes Payable                                 1,156,135        736,455
                                                     -----------    -----------
                  Total Current Liabilities            1,465,729        924,724

Stockholders Equity
  Series B, 10% Cumulative Convertible
      Preferred Stock - Par Value $.10, 20,000
      Shares Authorized Issued and
      Outstanding                                          2,500          2,500
  Common Stock - Par Value $.005
      50,000,000 Shares Authorized 6,206,463 and
      6,585,213 Outstanding                               25,719        249,730
  Additonal Paid in Capital                            5,861,435      5,395,628
  Retained Earnings (Deficit)                         (7,006,062)    (6,508,556)
                                                     -----------    -----------
                                                      (1,116,408)      (863,100)

Less Treasury Stock 4,530 Shares
  at Cost                                                  1,202          1,202
                                                     -----------    -----------
  Total Stockholders Equity                           (1,115,206)      (861,900)

TOTAL LIABILITIES AND STOCK-
  HOLDERS EQUITY                                     $   350,523    $    62,824
                                                     ===========    ===========


*See Accompanying Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                   For the Three Months Ended
                                            June 30
                                          (Unaudited)
                                  ----------------------------

                                      1998            1997
                                  ------------    ------------
Revenues                            $  535,055     $       162

Cost of Sales                          203,934              --
                                  ------------    ------------
Gross Profit                           331,121             162

Costs and Expenses
  General and Administration           596,278          19,707
  Interest                              35,026          13,698
  Depreciation                         162,296             175
                                  ------------    ------------
Net Loss                              (462,479)       (157,569)

Loss Per Common Share                    (0.07)          (0.00)

Average Number of Common Shares
  Outstanding                        6,206,463      45,074,702


*See Accompany Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF CASH FLOWS


                                                                                                         For the Six Months
                                                                                                           Ended June 30
                                                                                                            (Unaudited)
                                                                                                       ---------------------

                                                                                                           1998        1997
                                                                                                       ----------   --------
Operating Activities
  Net Loss                                                                                             $(497,505)  $(157,569)

Adjustments to Reconcile Net Income and Net Cash
  Provided by Operating Activities                                                                          --          --

Changes in Assets and Liabilities
(Increase) Decrease in Inventory                                                                         (17,751)       --
(Increase) Decrease in Accounts Payable
and Accrued Expenses                                                                                     121,325      38,124
                                                                                                        ---------   --------
Total Adjustments                                                                                       (103,574)     38,124

Net Cash Used by Operations                                                                             (393,931)   (119,445)

Cash Flow from Investment Activities
  Purchase of Property and Other Assets
  Sale of Property and Equipment                                                                         316,761        --
                                                                                                        ---------   --------
  Net Cash Flow from Investment Accounts                                                                (316,761)       --

Cash Flow from Financing Activities
  Proceeds from Warrant Exercise, Stock Issuance and Notes Issued
                                                                                                         725,088     111,618
                                                                                                        ---------   --------
Net Increases (Decreases) in Cash                                                                        (14,406)     (7,827)

Cash at Beginning of Period                                                                                  658      (4,666)

Cash at End of Period                                                                                    (13,738)    (12,493)

Supplemental Cash Flow Information
  Cash Paid for Interest                                                                                       0           0
  Cash Paid for Taxes                                                                                          0           0


                       CREATIVE RESTAURANT CONCEPTS, INC.
                        STATEMENT OF SHAREHOLDERS EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                                                           Common Stock
                                                                                                      Retained
                                     Series B   Series AA                                 Paid in     Financing     Treasury
                                    Preferred   Preferred     Shares        Amount        Capital     (Deficit)       Stock
                                  -----------  -----------  -----------   -----------   -----------  -----------   -----------
Beginning
Balance 1/1/98                    $     2,500            0   49,976,000       249,730     5,395,628   (6,508,557)       (1,202)

Reflect 1 for 20                         --           --    (47,418,000)     (237,243)      237,243         --            --
Reverse Split

Common Stock Issued for                  --           --      3,829,417        19,147       246,307         --            --
Payment of Debt and Financing

Preferred Stock Issued for Debt             0       42,000         --            --            --           --            --

Net Loss                                 --           --           --            --            --       (582,738)         --
                                  -----------  -----------  -----------   -----------   -----------  -----------   -----------
Balance 9/30/98                   $     2,500            0    5,173,756        31,634     5,879,178    7,006,062        (1,202)
                                  ===========  ===========  ===========   ===========   ===========  ===========   ===========


*See Accompanying Notes

                                     PART I

                       CREATIVE RESTAURANT CONCEPTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.    Business:

           In the opinion of the Company, the accompanying unaudited financial statements contained all adjustments (consisting only of normal recurring accruals) necessary to present the financial position as of June 30, 1998 and the results of June 30, 1998 and the results of operations and statements of cash flows for the six months ended June 30, 1998 and its is not necessarily indicative of the results to be expected for the full year.

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

Item 2.    Management's Discussion and Analysis of Plan of Operations:

           A. Operations: As of June 30, 1997, the Company had no operating restaurants. In May, 1998, the Company acquired three Ground Floor Cafe Restaurants in Oklahoma City in exchange for 750,000 shares of its common stock. Revenues for the six months ended 6/30/98 were $535,055 versus none in 1997. Cost of sales were 203,934 or 38.1% versus none for the same period in 1997. Costs were up slightly over the first quarter of 1998 due to the acquisition of the new restaurants. General and administrative expenses for the first six months of 1998 were $596,278 versus $111,315 the first six months of 1997. Most of this increase is attributable to the general and administrative expenses of the restaurants plus the issuance of stock as loan incentives or to pay interest on notes payable in lien of cash.

           B. Liquidity: The Company had a working capital deficit of $1,359,405 as of June 30, 1998 as compared to a deficit of $861,900 as of December 31, 1997. The increase in deficit is due to the operating loss for the first six months of 1998.

Part II - Other Information

Item 3.    Exhibits and Reports on Form 8-K

           The following exhibits are included herein:

           11) Statement of Computation of Earnings Per Common Share

           b) The Company did not file any reports on form 8-K during the quarter.

Item 4.    Reverse Stock Split

           On February 28, 1998, the Shareholders approved a 1 for 20 reverse stock split with the authorized common shares remaining at 50,000,000 and the par value remaining at $0.005.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Cala Corporation
                           formerly Creative Restaurant Concepts, Inc.

DATED: January 21, 2000         By: /s/Joseph Johnston
                                  Vice President - Chief Financial Officer

11) Statement re: Computation of Earnings Per Share


                                                      For the Six Months Ended
                                                               June 30
                                                             (Unaudited)
                                                     -----------------------------

                                                          1998            1997
                                                     ------------    -------------
Net Loss for Computing Earnings                       $  (497,505)    $  (157,569)
   per Common Share

Weighted Average Number of Common Shares                6,206,463      45,074,702
   Outstanding During Each Period Without Dilution

Addition from Assumed Exercise of                         153,750      10,075,000
   Common Stock Warrants

Addition from Assumed Conversion of                       225,000         300,000
   Preferred Stock

Net Income Per Common Stock Share                       6,585,213      46,449,702

   Without Dilution                                   $     (0.08)    $     (0.00)

   Fully Diluted                                      $     (0.07)    $     (0.00)
