Form 10QSB
period 1998-09-30
CALA CORP
filed 2000-01-31
CIK 794107

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

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

    Common Stock, Par Value $.005 per share

    7,609,513 Shares outstanding as of September 30, 1998

Transitional Small Business Disclosure Format Yes     No  X
                                                  ---    ---

                       CREATIVE RESTAURANT CONCEPTS, INC.

                                  BALANCE SHEET

                                                         September 30                  December 31
                                                             1998                          1997
                                                         (Unaudited)                    (Audited)
                                                        --------------                -------------
Assets
Current Assets
   Cash and Temporary Investments                            $   8,090                     $  7,280
   Notes Receivable                                             27,500                       27,500
   Investment in Restaurants                                    25,000                       25,000
   Inventory                                                    14,372                           --
                                                        --------------                -------------
       Total Current Assets                                     74,962                       59,780
Fixed Assets
   Furniture and Equipment                                     300,688                       22,331
   Less: Accumulated Depreciates                               (20,287)                     (19,287)
                                                        --------------                -------------
       Total Fixed Assets                                      280,401                        3,044
Other Assets
   Oranizational Costs                                          10,028                           --
   Deposits                                                      6,620                           --
                                                        --------------                -------------
       Total Other Assets                                       16,648                           --
TOTAL ASSETS                                                 $ 372,011                     $ 62,824
                                                        ==============                =============


*See Accompany Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.

                             BALANCE SHEET CONTINUED

                                                               September 30              December 31
                                                                   1998                     1997
                                                               (Unaudited)                (Audited)
                                                             ---------------            -------------
Liabilities and Stockholders Equity
Current Liabilities
   Accounts Payable                                              $   218,848              $         0
   Accrued Expenses                                                   91,437                  188,269
   Notes Payable                                                   1,076,297                  736,455
                                                             ---------------            -------------
       Total Current Liabilities                                   1,346,582                  924,724
Stockholders Equity
   Series B, 10% Cumulative Convertible
       Preferred Stock - Par Value $.10, 20,000
       Shares Authorized Issued and
       Outstanding                                                     2,639                    2,500
   Series AA, 6% Convertible Preferred
       Stock - Par Value $.10, 25,000 Shares
       Authorized and 14,850 Issued and
       Outstanding                                                   142,000
   Common Stock - Par Value $.005
       50,000,000 Shares Authorized 7,609,513
       and 7,988,263 Outstanding                                      31,634                  249,730
   Additonal Paid in Capital                                       5,879,178                5,395,628
   Retained Earnings (Deficit)                                    (7,006,062)              (6,508,556)
                                                             ---------------            -------------
                                                                  (1,0382246)                (863,100)
Less Treasury Stock 4,530 Shares
   at Cost                                                             1,202                    1,202
                                                             ---------------            -------------
   Total Stockholders Equity                                      (1,037,046)                (861,900)
TOTAL LIABILITIES AND STOCK-
   HOLDERS EQUITY                                                $   349,536              $    62,824
                                                             ===============            =============


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


*See Accompany Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF CASH FLOWS

                                                                                    For the Nine Months
                                                                                     Ended September 30
                                                                                        (Unaudited)
                                                                                   ---------------------
                                                                                     1998         1997
                                                                                   ---------   ---------
Operating Activities
   Net Loss                                                                         (582,728)   (236,895)
Adjustments to Reconcile Net Income and Net Cash
   Provided by Operating Activities                                                       --          --
Changes in Assets and Liabilities
(Increase) Decrease in Inventory                                                     (14,372)         --
(Increase) Decrease in Accounts Payable
   and Accrued Expenses                                                              122,016      54,600
                                                                                   ---------   ---------
Total Adjustments                                                                   (107,644)     54,600
Net Cash Used by Operations                                                         (475,094)   (183,095)
Cash Flow from Investment Activities
   Purchase of Property and Other Assets
   Sale of Property and Equipment                                                    316,761         ---
                                                                                   ---------   ---------
   Net Cash Flow from Investment Accounts                                           (316,761)         --
Cash Flow from Financing Activities
   Proceeds from Warrant Exercise, Stock Issuance and
       Notes Issued                                                                  810,908     181,796
                                                                                   ---------   ---------
Net Increases (Decreases) in Cash                                                        800      (1,299)
Cash at Beginning of Period                                                           (6,458)      1,299
Cash at End of Period                                                                 (5,648)          0
Supplemental Cash Flow Information
   Cash Paid for Interest                                                                  0           0
   Cash Paid for Taxes                                                                     0           0

                       CREATIVE RESTAURANT CONCEPTS, INC.
                        STATEMENT OF SHAREHOLDERS EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                           Common Stock

                                         Series                                                   Retained
                           Series B        AA                                        Paid in      Financing      Treasury
                          Preferred     Preferred      Shares         Amount         Capital      (Deficit)        Stock
                         -----------   -----------   -----------    -----------    -----------   -----------    -----------
Beginning
  Balance 1/1/98              $2,500             0    49,976,000        249,730      5,395,628    (6,508,557)        (1,202)
Reflect 1 for 20                  --            --   (47,418,000)      (237,243)       237,243            --             --
  Reverse Split
Common Stock Issued               --            --     2,646,456         13,232        228,564            --             --
  for Payment of Debt
  and Financing
Preferred Stock Issued             0             0            --             --             --            --             --
  for Debt
Net Loss                          --            --            --             --             --      (497,505)            --
                         -----------   -----------   -----------    -----------    -----------   -----------    -----------
Balance 6/30/98               $2,500             0     5,173,756         25,719      5,861,435     7,006,062         (1,202)
                         ===========   ===========   ===========    ===========    ===========   ===========    ===========


*See Accompanying Notes

                                     PART I

                       CREATIVE RESTAURANT CONCEPTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.    Business:

           In the opinion of the Company, the accompanying unaudited financial statements contained all adjustments (consisting only of normal recurring accruals) necessary to present the financial position as of September 30, 1998 and the results operations and statements of cash flows for the three months ended September 30, 1998 and it is not necessarily indicative of the results to be expected for the full year.

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

Item 2.    Management's Discussion and Analysis of Plan of Operations:

           A. Operations: As of September 30, 1997, the Company had no operating restaurants. Revenues for the three months ended September 30, 1998, were $875,293 versus none in the same period for 1997. Costs of sales were $336,996 or 38.5% versus none in the same period of the prior year. General and administrative expenses for the third quarter were $824,191 versus $164,774 for the same period in 1997. This increase of 400% was due to the Company operating three Ground Floor Cafe and one City Bites sandwich shop this year versus no restaurants in operation last year for the same period.

           B. Liquidity: The Company had a working capital deficit of $1,444,638 as of September 30, 1998 as compared to a deficit of $861,900 as of December 31, 1997. The increase in working capital deficit is due to the operating loss for the first nine months of 1998.

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

                 Cumulative Convertible Redeemable Preferred Stock - Series AA.

           The Company has issued $148,500 shares of 6% cumulative convertible redeemable preferred stock. The stock is non-voting and dividends accumulate until paid. This stock was issued for $148,500 in debt.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Cala Corporation
                      formerly Creative Restaurant Concepts, Inc.

DATED: January 24, 2000         By: /s/Joseph Johnston
                                    Vice President - Chief Financial Officer

11) Statement re: Computation of Earnings Per Share


                                                                              For the Nine Months Ended
                                                                                     September 30
                                                                                      (Unaudited)
                                                                            ----------------------------
                                                                               1998              1997
                                                                            ----------       -----------
Net Loss for Computing Earnings                                             $ (582,738)      $  (236,895)
   per Common Share
Weighted Average Number of Common Shares                                     7,609,513        45,842,479
   Outstanding During Each Period Without
   Dilution
Addition from Assumed Exercise of                                              253,750         3,570,000
   Common Stock Warrants
Addition from Assumed Conversion of                                            225,000           300,000
   Preferred Stock
Net Income Per Common Stock Share                                            8,088,263        49,712,479
   Without Dilution                                                         $    (0.08)      $     (0.00)
   Fully Diluted                                                            $    (0.07)      $     (0.00)