Form 10KSB40
period 1998-12-31
CALA CORP
filed 2000-02-02
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998.

Commission file number 01-15109

                         CREATIVE RESTAURANT CONCEPTS, INC.
           (Exact name of registrant as specified in its amended charter)

           Oklahoma                                  73-1251800
     (State of other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

           100 N. Broadway, Suite 1890, Oklahoma City, OK 73102
     (Address of principal executive offices)

           (405) 235-4960
     (Registrant's telephone number, including area code)

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

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this form 10-KSB (X)

Issuer's revenues for the year ended December 31, 1998 were $1,226,852

The aggregate market value of voting common stock held by non-affiliates was $125,000 on December 31, 1998 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service.

As of December 31, 1998, 9,556,560 (Post Reverse Split) shares of Issue's common stock, par value $.005, were issued and 9,556,560 were outstanding.

Documents incorporated by reference - None

Transitional Small Business Disclosure Format Yes      No X
                                                 ---     ---

                                     PART I

ITEM 1.  BUSINESS:

           Creative Restaurant Concepts, Inc. (hereinafter referred to as CRC or the Company) has engaged in the joint venture development, operation and ownership of various restaurant concepts since its inception in June, 1985 as Magnolia Foods, Inc.

           On January 1, 1998, the Company acquired the Wichita Kansas francished City Bites Sandwich Shop from City Bites of Wichita, Inc. In conjunction with that acquisition, the Company entered into a joint-ventures development agreement with City Bites, Inc. to build additional stores in Wichita, Kansas. The venture was owned 80% by CRC and 20% by City Bites, Inc.

           On February 28, 1998, the shareholders approved a 1 for 20 reverse stock split. The authorized common stock remained at 50,000,000 shares and par value remained at $0.005 per share.

           In November 1997, the Company entered into a management agreement to oversee the operation of three Oklahoma City Ground Floor Cafes in exchange for a six month right to acquire the restaurants. On May 15, 1998, the Company acquired 100% of the outstanding stock of the Ground Floor Cafe Corporation, an Oklahoma corporation. The Company exchanged 750,000 shares of CRC stock for 100% of the Ground Floor Cafe Corporation stock making the Ground Floor Cafe Corporation a wholly owned subsidiary of CRC.

           In October, 1998 the Company entered into negotiations to acquire the outstanding shares of stock of Crockett's Smokehouse of Choctaw, Inc., Crockett's Smokehouse of South May, Inc., Pizza Planet of Reno and Meridian, Inc. and the assets of McAllister and Reed, Inc. from Paul McNutt.

           On December 31, 1998, the Company sold its interest in the City Bites Sandwich Shop in Wichita, Kansas to its restaurant general manager.

           OPERATIONS: Creative Restaurant Concepts, Inc. provides its restaurants with standard operating specifications for the preparation and service of food and beverages plus specifications for the maintenance of the premises and proper employee conduct.

           CRC is not dependent on particular suppliers for its food, beverages or other products and believes there are numerous suppliers from which it can obtain similar products at comparable costs. CRC expects to be able to offset cost increases in its ingredients by increasing the retail prices of its products. Food, beverage and paper goods inventory in CRC's restaurants usually will not exceed the value of one week's sales.

           MARKETING: Marketing for CRC's restaurants is handled on a local basis. CRC does not now, nor does it plan to manage or conduct a nationwide marketing or advertising program.

           EMPLOYEES: As of December 31, 1998, CRC had 27 full time employees and 22 part time employees.

           COMPLETION: CRC has competed with numerous companies engaged in the business of operating casual dining, family style restaurants. Many restaurants compete for customers which existing and previous CRC restaurants were designed to attract. Additionally, any CRC restaurant will be subject to change in eating performances of the public as well as local and national economic conditions that influence consumer spending habits.

           Many of CRC's competitors are better known, better capitalized and have greater financial resources, more experienced organizations with a greater number of employees than CRC. CRC believes, however, that the quality of its food in its previous restaurants, the physical attractiveness of its facilities, modest prices and the extensive prior restaurant experience of its senior manager, will enable CRC to continue to compete further in market by market restaurant operations.

           REGULATION: CRC's restaurants are subject to licensing and regulation by the departments of alcohol licensing, health, sanitation, fire, building, planning, traffic and revenue of the state and municipality in which these restaurants operate. Delays in obtaining, or denials of, necessary licenses or approvals of future restaurants, could have a material adverse impact on CRC's growth rate and to the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. Furthermore, expansion through the sale of licenses or franchises is subject to federal, state and local franchise disclosure laws.

ITEM 2.  PROPERTIES:

           CRC's corporate office is located in Bank One Tower, Oklahoma City, Oklahoma at the following address where it has a three year lease on 1,100 sq. ft. of commercial space.

                           100 N. Broadway, Suite 1890
                           Oklahoma City, Oklahoma 73102

           RESTAURANT LOCATIONS: City Bites Sandwich Shop occupies 3,750 sq. ft. of commercial space on a five year lease at the following location.

                           City Bites Sandwich Shop
                           2120 N. Woodlawn
                           Wichita, Kansas 67208

           The three Ground Floor Cafes in Oklahoma City are located as shown below:

                         - 3,650 sq. ft.
                           6430 Avondale Dr.
                           Oklahoma City, OK 73116
                           (Nichols Hills Plaza - 3 year lease)

                         - 990 sq. ft.
                           Leadership Square
                           Downtown, Oklahoma City
                           (3 year lease)

                         - 1,400 sq. ft.
                           Mathis Brothers Furniture Store
                           Reno and Meridian, Oklahoma City
                           (1 year lease)

ITEM 3.  LEGAL PROCEEDINGS:

           - Country Club Associates, an Oklahoma General Partnership vs. Magnolia Foods, Inc. - Lawsuit on amount due under a lease guaranty for Gators Restaurant closed in 1995. The amount contested is approximately $13,000.

           -      Bowne and Co., Dallas, Texas vs. Magnolia Foods, Inc.
                  - Lawsuit on amount of printing costs for work performed in 1997. The amount contested is $6,500.

           - Oklahoma Tax Commission vs. Gators/Magnolia Foods Inc. - Lawsuit on amount of sales taxes for Gators Restaurant for 1995. An agreement was reached and a payment plan was executed. As of this date payments are current and the tax amount due is less than $10,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           The shareholders of CRC voted to approve a 1 for 20 reverse split effective February 28, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

                                                  Common Stock
                                                       Bid
                                  ---------------------------------------------
                                         High                      Low
                                  -------------------      --------------------
             1997
             ----

               First Quarter                   .03125                     .0100

               Second Quarter                  .03125                     .0325

               Third Quarter                    .1250                     .0325

               Fourth Quarter                   .0200                     .0100

             1998
             ----

               First Quarter                    .1250                     .0325

               Second Quarter                   .2500                     .1250

               Third Quarter                    .0375                     .1250

               Fourth Quarter                   .2500                     .1250


         As of December 31, 1998, the Company's issued and outstanding common stock was held by 413 holders of record.

         CRC has never declared a cash dividend on its common stock. It is the present policy of CRC not to pay cash dividends on CRC common stock. Any payment of cash dividends in the future will be dependent upon the prior payment of regional dividends on outstanding CRC preferred Stock, the amount of funds legally available thereof, CRC's earnings, financial condition, capital requirements and other factors which the CRC Board of Directors deem relevant.

ITEM 6.  MANAGEMENT'S DECISION AND ANALYSIS OR PLAN OF OPERATION:

         RESULTS OF OPERATIONS: During 1998, the Company owned the following restaurants at the times indicated.

                  -  City Bites Sandwich Shop, Wichita, Kansas
                     (1/1/98 - 12/31/98)

                  -  Ground Floor Cafe - Leadership Square,
                     Nichols Hills and Mathis Brothers Locations
                     (5/15/98 - 12/31/98)

         Sales during 1998 were $1,226,852 versus $0 in 1997. The Company did not operate any restaurants during 1997. Cost of Goods Sold for 1998 was $480,026 or 39.1% versus none in 1997. General and Administrative expenses for the 12 months ending 12/31/98 were $1,341,543 versus $153,165 for the same period last year. These costs increased due to the Company operating four restaurants in 1998 versus none in 1997. A significant component of the General and Administrative expenses is the cost of shares of common stock issued to note holders as an incentive for them to renew their debt instruments while the Company searched for a viable business to operate.

         The Company continues to pursue viable restaurant businesses for acquisition into CRC and also continues to reduce its liabilities by converting debt into its common stock.

LIQUIDITY AND FINANCIAL RESOURCES:

         Working capital at 12/31/98 was ($1,546,245) versus ($861,900) for the previous year ended 12/31/97. The increases in deficit was due to the loss sustained in 1998. However, a significant part of the loss and increased deficit results from the company issuing stock as incentive shares for continued renewal of Notes Payable as they came due.

         The Company intends to entertain proposals to acquire existing operating businesses and seek interested merger candidates.

ITEM 7.  FINANCIAL STATEMENTS:

         The financial statements and schedules are included herewith.

ITEM 8. CHANGES IN, DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.:

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The directors and officers of CRC as of 12/31/98 are identified below. No family relationships exist between or among director or officers of CRC.

                                                                            Director
                                             Position                       Continuously
             Name                 Age        with the Company               Since
             ----                 ---        ----------------               ------------

             Joseph J. Johnston   55         Chairman of the                June, 1985
                                             Board
                                             President and Director

             David Loveland       51         Secretary, Director            June, 1992

             Bill Weaver          63         Director                       June, 1992


         Joseph J. Johnston, Jr., age 55, has served as President of the Company and also has served as Chairman of the Board and a director of Creative Restaurant Concepts, Inc. since 1985. In 1986, Mr. Johnston was instrumental in formulating and developing the Mamasita's Mexican Restaurant, which specializes in gourmet Mexican Food. Prior to joining CRC, Mr. Johnston served as President and a director of Kelly-Johnston Enterprises, Inc. Mr. Johnston joined the predecessor companies of Kelly-Johnston Enterprises, Inc. in 1977 and served in these capacities from the formation of Kelly-Johnston Enterprise, Inc., in 1981 until July, 1985. Kelly-Johnston Enterprises, Inc. conducted business as a franchisee of Chi-Chi's Mexican Restaurants and a Franchiser of Duff's Famous Smorgasbord Restaurants, Joe Kelly's Restaurants and Joe Kelly's Oyster Docks.

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

         Mr. Johnston graduated from Western Illinois State University in 1966 with a Bachelors in Business Administration and joined Shell Oil Company as a dealer salesman in the Chicago, Illinois. After four years of military service, Mr. Johnston was employed by the commercial development department of American Investment Company Realty Services, Inc. of Chicago Illinois.

         David Loveland, age 51, was elected as a Director of the Company and was appointed as corporate secretary in June, 1992. For more than the past six years, Mr. Loveland has been self-employed as a consultant in television program production, program creation and the marketing of television series. Prior to that time Mr. Loveland worked as general sales manager of Oklahoma City based Channel 5 (KOCO) TV in Oklahoma City for 10 years. Mr. Loveland graduated from Central State University with a Bachelor of Arts Degree in Marketing.

         Bill Weaver was elected as a director in June, 1992. Mr. Weaver has worked in the insurance industry and is a principal in the Oklahoma Intermede Group. Mr. Weaver graduated from Oklahoma City University with a Bachelor of Arts Degree in Business.

ITEM 10.  EXECUTIVE COMPENSATION:

         Joseph J. Johnston, CRC President, was paid $67,519 of which $39,115 direct CRC operating expenses were paid.

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

         Options may be granted on such terms and at such prices as determined by the Board of Directors; provided, however, that the exercise price may not be less than the fair market value of CRC Common on the date of grant. Each option will be exercisable after the period of periods specified in the individual option agreements, but no incentive stock option shall be exercisable for more than ten years from the date of grant.

         The following shares of CRC Common Stock were issued for salaries in lieu of cash compensation during 1998 for work performed in 1998 Linda A. Matlock, 150,000 common shares, Frank Ward, 125000 shares, and Sed Kennedy 62,5000 common shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         A.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

              Beneficial Ownership of over 5% of Common Stock.

                                                     Shares          Percentage
                                                     ------          ----------
              Dulaney's, Inc.
              P.O. Box 54714                        2,341,357           24.2%
              Oklahoma City, OK 73154

              Randall Colton
              1736 Kingsbury
              Oklahoma City, OK 73116

         B.   SECURITY OWNERSHIP OF MANAGEMENT

                                                               Number of Shares
                                     Name of                   Beneficially Owned          Percent
          Title of Class             Beneficial Owner          as of 12/31/98 (1)          Class (2)
          --------------             ----------------          ------------------          ---------

          CRC, Inc. Common Stock     Joseph J.                     401,500 (3)               .000%
          Par Value $0.05            Johnston


         (1) Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.

         (2) Percent of class is based upon shares of CRC Common outstanding after the 1 for 20 reverse split 2/28/98 and is calculated without regard to the shares of CRC Common issuable upon exercise of outstanding warrants or stock options or upon conversation of convertible securities, except that any shares a person is deemed to own by having the right to acquire by exercise of a warrant or option or the conversion of a security are considered to be outstanding solely for purposes of calculating such person's percentage ownership.

         (3) Mr. Johnston beneficially owns 401,500 shares of CRC Common. Such Such amount exclude (I) 5,000 shares held by Linda Johnston in her own name; (ii) 75,000 shares held by the Linda B. Johnston Trust for the benefit of Linda Johnston, for which she also serves as the controlling Co-Trustee; (iii) 25,000 shares held by Michael T. Johnston Trust for the benefit of Michael T. Johnston, son of Mr. and Mrs. Johnston, for which Mrs. Johnston serves as Trustee; and (iv) 25,000 shares held by the Jennifer
             A. Johnston Trust for the benefit of Jennifer A. Swales, daughter of Mr. and Mrs. Johnston, for which Mrs. Johnston serves as Trustee.

         (4) Excludes 401,500 shares of CRC Common beneficially owned by Joseph J. Johnston.

             The following table sets forth the CRC Common ownership of directors and all directors and officers as a group, as of March 30, 1995:

                                   Number of shares
          Name                     Beneficially Owned (1)     Percent of class
          ----                     ----------------------     ----------------
          Joseph J. Johnston             401,500                    .0008

(1) - (3) For footnotes 1, 2 and 3 see footnotes 1, 2 and 3 of the immediate preceding table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         During the fiscal year ended December 31, 1997, there existed no relationships and there were no transactions reportable under this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:

         The following documents are filed as part of this report:

               Exhibit
               -------

                   11    Statement re: Computation of Earnings Per Share.

                   27    Financial Data Schedule.

                   (b)   The Company did not file a Form 8-K during the period.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Cala Corporation
                          (Formerly Creative Restaurant Concepts, Inc.)

                          /s/JOSEPH J. JOHNSTON
                          By: Joseph J. Johnston, Vice President and
                              Chief Financial Officer

Dated: February 02, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of January, 2000.


/s/JOSEPH J. JOHNSTON
Joseph J. Johnston, Director


/s/JOSEPH CALA
Joseph Cala, Director


/s/STEPHEN KO
Stephen Ko, Director

                                   Table of Contents

Independent Auditor's Report......................................................1
Balance Sheets....................................................................2
Statement of Income...............................................................3
Statement of Cash Flow............................................................4
Statement of Stockholders Equity..................................................5
Notes to Financial Statements..................................................6-12


                       HUNTER, ATKINS & RUSSELL, PLC
                        CERTIFIED PUBLIC ACCOUNTANTS

A.T. (AL) HUNTER                                       5805 NORTH GRAND SUITE D
DENNIS ATKINS                                           OKLAHOMA CITY, OK 73118
CASEY RUSSELL                                            MAIL: P.O. BOX 12056
                                                        OKLAHOMA CITY, OK 73157
MEMBER SEC                                             TELEPHONE (405) 843-3964
PRACTICE SECTION                                          FAX (405) 843-9975
                                                               INTERNET
                                                          HUNATKCPA@AOL.COM



   Board of Directors
   Creative Restaurant Concepts, Inc.
   Oklahoma City, Oklahoma

                             INDEPENDENT AUDITOR'S REPORT

   We have audited the accompanying balance sheets of Creative Restaurant Concepts, Inc. as of December 31, 1998 and the related statements of income, cash flows and stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is the express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Restaurant Concepts, Inc. as of December 31, 1998 and the results of its operation and it cash flows for the year then ended in conformity with generally accepted accounting principles.



   Hunter, Atkins & Russell, PLC
   January 12, 2000

                              Creative Restaurant Concepts, Inc.
                                       Balance Sheet
                                      December 31, 1998

                                          ASSETS

    CURRENT ASSETS
     Cash and cash equivalents                                                   ($3,625)
     Inventory
       Total current assets                                                       13,566
                                                                                --------
                                                                                   9,941

    PROPERTY AND EQUIPMENT, net                                                  239,824

    OTHER ASSETS

     Organizational costs, net                                                    10,028
     Deposits
       Total other assets                                                          6,620
                                                                                --------
                                                                                  16,648
       Total Assets

                                                                                $266,413
                                                                                ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Accounts payable                                                           $181,335
     Accrued expenses                                                            140,589
     Notes payable and current portion of long-term debt                         934,792
                                                                             -----------
                                                                               1,256,716

    LONG-TERM DEBT, less current portion of $44,320                              125,573

    STOCKHOLDERS' EQUITY
     Series B 10% cumulative preferred stock,
       par value $.10, 25,000 shares authorized,                                   2,500
       issued and outstanding
     Series AA 6% cumulative convertible                                         148,500
       preferred stock par value $0.10, 10,000
       shares authorized, 1,485 shares issued
       and outstanding
     Common stock - par value $.005,
       50,000,000 shares authorized,                                              45,970
       9,694,056 shares issued and
       outstanding
     Additional paid in capitol                                                5,881,256
     Retained earnings (deficit)                                              (7,192,000)
     Less: Treasury stock - 4,530 shares at cost                                  (1,202)
                                                                             ------------
       Total Stockholders' Equity                                             (1,115,876)
       Total Liabilities and
       Stockholders' Equity                                                     $266,413
                                                                             ============

                           Creative Restaurant Concepts, Inc.
                                Statement of Operations
                          For the Year Ended December 31, 1998

    REVENUES                                                               $1,226,852

    COST OF SALES                                                             480,026
                                                                           ----------
    GROSS PROFIT                                                              746,826

    OPERATING COSTS AND EXPENSES
       General, selling, and administrative                                 1,341,523
                                                                           -----------

       Operating loss                                                        (594,697)

    OTHER EXPENSE
       Interest                                                                89,646
                                                                           -----------

       Loss before income taxes                                              (684,343)

    Provision for income taxes                                                     --

       NET LOSS                                                             ($684,343)
                                                                           ===========





            See accountants' report and notes to financial statements.

                                Creative Restaurant Concepts, Inc.
                                     Statement of Cash Flows
                               For the Year Ended December 31, 1998

Cash flows from operating activities
   Net loss                                                                                                  ($684,343)

Adjustments to reconcile net income to net cash
   provided by operating activities;
       Depreciation and amortization                                                                            63,331
Changes in assets and liabilities
   (Increase) decrease in:
       Decrease in other current assets                                                                         52,500
       Increase in inventory                                                                                   (13,566)
       Increase in accounts payable and accrued expenses                                                       133,655
       Total adjustments                                                                                     ----------
                                                                                                              $235,920
                                                                                                             ----------
       Net cash used by operating activities                                                                 ($448,423)

Cash flows from investing activities
   Purchases of property and equipment                                            ($300,111)
   Organization costs                                                               (10,028)
   Other deposits                                                                    (6,622)
       Net cash used by investing activities                                      ----------
                                                                                                              (316,761)
Cash flows from financing activities
   Proceeds from borrowings                                                         $323,910
   Issuance of stock                                                                 430,369
       Net cash provided by financing activities                                  ----------
                                                                                                               754,279
                                                                                                             ----------
Net increase in cash and cash equivalents                                                                     ($10,905)

Cash and cash equivalents at beginning of period                                                                 7,280
                                                                                                             ----------
Cash and cash equivalents at end of period.                                                                    ($3,625)
                                                                                                             ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest                                                                              $0
                                                                                                             ----------
Cash paid during the year for income taxes                                                                          $0
                                                                                                             ==========




            See accountants' report and notes to financial statements

                                        Creative Restaurant Concepts, Inc.
                                         Statement of Shareholders Equity
                                       For the Year Ended December 31, 1998

                         Series B                               Common Stock                             Retained
                         Preferred        Preferred             ------------             Paid in         Financing       Treasury
                           Stock            Stock          Shares         Amount         Capital         (Deficit)        Stock
                        -----------      -----------    ------------   ------------    ------------    ------------    ------------

Beginning Balance,
  January 1, 1998          $ 2,500               $0      49,976,000        249,730       5,395,628      (6,508,557)         (1,202)

Reflect 1 for 20                                        (47,448,700)      (237,243)        237,243
  reverse stock split

Common stock issued for                                   7,196,756         33,483         248,385
  payment of debt and
  financing

Preferred stock issued
  in exchange for debt                      148,500

Net Loss                                                                                                  (684,343)
                        -----------      -----------    ------------   ------------     ------------   ------------    ------------
Ending Balance,            $ 2,500         $148,500       9,694,056        $45,970       $5,881,256     $7,192,000         ($1,202)
  December 31, 1998
                        ===========      ===========    ============   ============     ============   ============    ============




                      See accountants' report and notes to financial statements

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             OKLAHOMA CITY, OKLAHOMA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

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

when a restaurant is opened, the initial purchase of china, glass, and silverware (small wares) is recorded as inventory as is not amortized. All replacements are expensed.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1998 current liabilities exceed current assets by $1,246,775.

In view of these matters, payment of existing liabilities in the accompanying balance sheet is dependent upon the success of the Company's future operations and its ability to raise capital. The Company's management believes that all obligations can and will be paid with future operations. Management further believes that the Company is a going concern due to the current operations that are not reflected as of the date of these financial statements.

NOTE 3 - BUSINESS COMBINATION

During the year ending December 31, 1998 the Company acquired 100% of the outstanding stock of Ground Floor Cafe an Oklahoma restaurant company. The Company gave 750,000 shares of Creative Restaurant common stock for 100% of the stock for Ground Floor Cafe, making Ground Floor Cafe a wholly owned subsidiary of Creative Restaurant Concepts. Ground Floor Cafe is consolidated with Creative Restaurant Concepts with Creative Restaurant Concepts is the surviving entity.

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 1998 property and equipment consisted of office furniture and restaurant equipment. Depreciation is calculated using the straight-line method over the estimated useful life of the asset.

NOTE 5 - OTHER INVESTMENTS

On August 20, 1997 the Company entered into a joint venture agreement with City Bites, Inc. to own and operate City Bites restaurants in the State of Kansas. Such joint venture is owned 80% by the Company and 20% by City Bites, Inc. During the year ending December 31, 1998 the Company sold its interest in City Bites, Inc.

In October, 1998, the Company entered into negotiations which led to the January 1, 1999 acquisition of 66 2/3 of the outstanding shares of Crockett's Smokehouse of Choctaw, Inc. 80% of the outstanding shares of Crockett's Smokehouse of South May, Inc., 90% of the outstanding shares of Pizza Planet of Reno and Meridian, Inc. and the assets of McAllister and Reed Inc. from Paul McNutt. At the same time 33 1/3 of the outstanding shares of Crockett's Smokehouse of Choctaw, Inc. were acquired form Ali Khalili, 20% of the outstanding shares of Crockett's Smokehouse of South May, Inc. were acquired from Mark McAllister and 10% of Pizza Planet of Reno and Meridian, Inc. was acquired from Steve Haben.

In January 1999, the assets of Crockett's Smokehouse of Choctaw, Inc. were sold to Ali Khalili. In August, 1999, the assets of Crockett's Smokehouse of South May, Inc. were sold to CWT, Inc. In September, 1999, the assets of Pizza Planet of Reno and Meridian Inc. were sold to Restaurant Acquisition Corporation.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

                  Notes payable consist of the following:

                  Payable to various individuals, 10-18% interest,
                  Unsecured, due various maturity dates                                    $ 890,472
                                                                                           ---------

                  Long-term debt consists of the following:

                  Installment loan with local commercial bank,
                  9.5% interest rate, maturing October 2002,
                  collateralized by equipment and fixtures                                     9,916

                  Installment loan with local commercial bank,
                  9.5% interest rate, maturing October 2002,
                  collateralized by equipment and fixtures                                   159,977
                                                                                           ---------
                                                                                             169,983
                           Less: current portion                                              44,320
                                                                                           ---------
                                                                                           $ 125,573
                                                                                           =========


The following is a summary of maturities of principal under long-term debt for the years ending December 31:


                           1999                     $   44,320
                           2000                         44,320
                           2001                         44,320
                           2002                         36,933
                                                    ----------
                                                    $  169,893
                                                    ==========

NOTE 7 - CAPITAL STOCK TRANSACTIONS

The Company issued 5,748,399 common shares in 1997 and 7,196,756 common shares in 1998.

During 1997, 405,000 shares were issued under common stock options granted in 1994 at an exercise price of $.18 per share. A total of 2,000,000 options with an expiration date of December 31, 2000 were issued during 1997. At December 31, 1998 a total of 2,00,000 options remained unexercised as follows:


      NUMBER OF OPERATIONS                         EXERCISE PRICE                EXPIRATION DATE
      --------------------                         --------------                ---------------
           2,000,000                                     $.03                   December 31, 2000

At December 31, 1998, dividends in arrears on the 10% cumulative preferred stock were $8,250.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

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

The Company has a consolidated net operating loss carrryforward of approximately $5,000,000, which will expire between the years 2001 and 2006. Because of the uncertainty of the Company's future operations, and because possible restrictions on the application of the net operating losses against future profits are being researched due to ownership changes reflected in various stock issuance, no tax benefits are recorded in these financial statements.

NOTE 9 - LEASE COMMITMENTS

The Company leases office space on a month to month basis.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

As supplemental information to the statement of cash flows, cash paid for interest during the year was none. No income taxes were due during the reporting years. Nor was any interest paid in cash for the year ending December 31, 1998.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying Balance Sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

NOTE 12 - REVERSE STOCK SPLIT

On February 28, 1998 the shareholders approved a 1 for 20 reverse stock split. Authorized common shares remained at 50,000,000 and par value remained at $0.005.

NOTE 13 - CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED
          STOCK SERIES AA

The company has issued 138,5000 shares of 6% cumulative convertible redeemable preferred stock. The stock is not voting and dividends accumulate till paid. This stock was issued for $138,500 in debt.