Form 10QSB
period 1999-06-30
CALA CORP
filed 2000-02-07
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

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

     Common Stock, Par Value $.005 per share

     11,498,076 Shares outstanding as of June 30, 1999

Transitional Small Business Disclosure Format Yes     No X
                                                  ---   ---

                                        CREATIVE RESTAURANT CONCEPTS, INC.

                                                   BALANCE SHEET


                                                             June 30                       December 31
                                                               1999                            1998
                                                           (Unaudited)                      (Audited)
                                                          -------------                   --------------
Assets

Current Assets
  Cash and Temporary Investments                           $    18,728                       $   (3,625)
  Notes Receivable                                             162,851                               --
  Inventory                                                     20,591                           13,566
  Prepaid Expenses                                              10,475                               --
                                                          -------------                   --------------
  Total Current Assets                                         212,645                            9,941

Fixed Assets
  Furniture and Equipment                                      263,382                          348,901
  Less: Accumulated Depreciation                              (100,014)                        (109,077)
                                                          -------------                   --------------
  Total Fixed Assets                                           163,368                          239,824

Other Assets
  Organizational Costs                                           4,000                           10,028
  Deposits                                                       6,621                            6,620
  Goodwill                                                     232,239                                0
  Investments in J/V                                           212,806                                0
                                                          -------------                   --------------
  Total Other Assets                                           455,766                           16,648

TOTAL ASSETS                                                 $ 831,779                        $ 266,413
                                                          =============                   ==============


*See Accompany Notes


                                        CREATIVE RESTAURANT CONCEPTS, INC.

                                              BALANCE SHEET CONTINUED


                                                                  June 30                    December 31
                                                                   1999                         1998
                                                                (Unaudited)                   (Audited)
                                                               -------------                -------------
Liabilities and Stockholders Equity

Current Liabilities
   Accounts Payable                                             $   271,020                  $   181,355
   Accrued Expenses                                                 126,581                      140,589
   Notes Payable                                                    837,171                      934,792
                                                               -------------                -------------
   Total Current Liabilities                                      1,234,772                    1,256,716

Long Term Debt                                                      241,408                      125,573

Stockholders Equity
  Series B, 10% Cumulative Convertible                                2,639                        2,639
    Preferred Stock - Par Value $.10, 20,000
    Shares Authorized Issued and
    Outstanding
  Series AA, 10% Cumulative Convertible                             148,500                      148,500
    Preferred Stock - Par Value $.10, 20,000
    Shares Authorized Issued and
    Outstanding
  Common Stock - Par Value $.005                                     57,490                       45,970
    50,000,000 Shares Authorized
    11,498,076 Outstanding
  Additional Paid in Capital                                      6,763,257                    5,881,256
  Retained Earnings (Deficit)                                    (7,621,728)                  (7,192,900)
                                                               -------------                -------------
                                                                 (1,068,319)                  (1,115,876)

Less Treasury Stock 4,530 Shares
  at Cost                                                             1,202                        1,202
                                                               -------------                -------------
Total Stockholders Equity                                        (1,067,117)                  (1,114,674)

TOTAL LIABILITIES AND STOCK-
  HOLDERS EQUITY                                                $   659,741                  $   266,413
                                                               =============                =============


*See Accompanying Notes


                                        CREATIVE RESTAURANT CONCEPTS, INC.
                                              STATEMENT OF OPERATIONS
                                                    (UNAUDITED)



                                                                 For the Three Months Ended
                                                                           June 30
                                                                         (Unaudited)
                                                               ------------------------------
                                                                   1999               1998
                                                               ------------       -----------
Revenues                                                       $   993,823         $ 535,055

Cost of Sales                                                      421,185           203,934
                                                               ------------       -----------
Gross Profit                                                       572,638           331,121

Costs and Expenses
  General and Administration                                       635,334           596,278
  Interest                                                          27,674            35,026
  Depreciation                                                     153,400           162,296
                                                               ------------       -----------
Net Loss                                                          (243,770)          (462,479)

Loss Per Common Share                                               $(0.02)            $(0.07)

Average Number of Common Shares
  Outstanding                                                   11,498,076          6,206,462



*See Accompany Notes


                                        CREATIVE RESTAURANT CONCEPTS, INC.
                                              STATEMENT OF CASH FLOWS



                                                                                       For the Six Months
                                                                                          Ended June 30
                                                                                          (Unaudited)
                                                                                     -----------------------
                                                                                        1999         1998
                                                                                     ---------     ---------
Operating Activities
  Net Loss                                                                           (243,770)     (497,505)

Adjustments to Reconcile Net Income and Net Cash
  Provided by Operating Activities                                                         --            --

Changes in Assets and Liabilities
(Increase) Decrease in Inventory                                                       (7,025)      (17,751)
(Increase) Decrease in Accounts Payable
  and Accrued Expenses                                                                (89,665)      121,325
                                                                                     ---------     ---------
Total Adjustments                                                                    (340,460)     (103,574)

Net Cash Used by Operations                                                          (340,460)     (393,931)

Cash Flow from Investment Activities
  Purchase of Property and Other Assets
  Sale of Property and Equipment                                                           --       316,761
                                                                                     ---------     ---------
  Net Cash Flow from Investment Accounts                                                   --      (316,761)

  Cash Flow from Financing Activities
  Proceeds from Warrant Exercise, Stock Issuance and
  Notes Issued                                                                         45,000       725,088
                                                                                     ---------     ---------
Net Increases (Decreases) in Cash                                                    (295,460)      (14,406)

Cash at Beginning of Period                                                            (3,625)          658

Cash at End of Period                                                                  18,728       (13,738)

Supplemental Cash Flow Information
  Cash Paid for Interest                                                                    0             0
  Cash Paid for Taxes                                                                       0             0



                                        CREATIVE RESTAURANT CONCEPTS, INC.
                                         STATEMENT OF SHAREHOLDERS EQUITY
                                      FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                    (UNAUDITED)

                                                       Common Stock
                                                                                                            Retained
                               Series B         Series AA                                     Paid in       Financing     Treasury
                              Preferred         Preferred        Shares         Amount        Capital       (Deficit)      Stock
                            -------------     -------------    -----------    ----------    -----------   -------------  ----------
Beginning
Balance 1/1/99                    $2,500          $148,500      9,556,560       $45,970     $5,881,256     $(7,192,900)      1,202


Adjustment to Reflect                                                                          866,016
GFCC Acquistion

Common Stock Issued for               --                --      1,941,516        15,707
Payment of Debt and
Financing

Preferred Stock Issued                --                --
for Debt

Net Loss                              --                --                                                    (243,770)
                            -------------     -------------   ------------    ----------    -----------   -------------  ----------
Balance 6/30/99                   $2,500          $148,500     11,498,076       $61,677     $6,763,257     $(7,436,670)      1,202
                            =============     =============   ============    ==========    ===========   =============  ==========


*See Accompanying Notes

                                     PART I

                       CREATIVE RESTAURANT CONCEPTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.  Business:

         In the opinion of the Company, the accompanying unaudited financial statements contained all adjustments (consisting only of normal recurring accruals) necessary to present the financial position as of June 30, 1999 and the results of June 30, 1999 and the results of operations and statements of cash flows for the six months ended June 30, 1999 and its is not necessarily indicative of the results to be expected for the full year.

         A.    Presentation of Prior Year Information:

               As of June 30, 1998, the Company owned and operated one City Bites Sandwich Shop in Wichita, Kansas (sold in December, 1998) and three Ground Floor Cafes in Oklahoma City (purchased in May, 1998).

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

Item 2.  Management's Discussion and Analysis of Plan of Operations:

         A. Operations: As of June 30, 1998, the Company operated one City Bites and three Ground Floor Cafe restaurants. In January, 1999, the Company acquired two Crockett's Smokehouse Restaurants in Oklahoma City, OK.

               Revues of the six months ended June 30, 1999 were $993,823 vs. $535,055 for the same period in 1998. The increase was due to theCrockett's restaurant acquistion in January, 1999, plus same store sales increases of 4% in the Ground Floor Cafe restaurants over the same period in 1998. Costs of sales for the period ended June 30, 1999 were $421,185 or 42% vs. $203,934 or 38% for the same period last year. The increase is due to higher food costs in Crockett's than in the Ground Floor Cafe restaurants. General and Adminstrative expenses for the first six months of 1998 were $635,334 vs. $596,271 in the same period of 1998. The increase reflects the two new Crockett's restaurants in 1999 but also reflects lower incentive shares issued for loan renewals in the first six months of 1999 than for the same six month period in 1998.

         B. Liquidity: The Company had a working capital deficit of $1,490,545 as of June

               30, 1999 as compared to a deficit of $1,246,775 as of December 31, 1998. The increase in deficit is due to the operating loss for the first six months of 1999.

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

                                   Cala Corporation
                                   formerly Creative Restaurant Concepts, Inc.

DATED: February 7, 2000        By: /s/Joseph Johnston
                                   Vice President - Chief Financial Officer

11) Statement re: Computation of Earnings Per Share


                                                                                 For the Six Months Ended
                                                                                         June 30
                                                                                       (Unaudited)
                                                                            -------------------------------
                                                                                1999               1998
                                                                            ------------       ------------
Net Loss for Computing Earnings                                             $  (243,770)       $  (497,505)
  per Common Share

Weighted Average Number of Common Shares                                     11,498,076          6,206,463
  Outstanding During Each Period Without
  Dilution

Addition from Assumed Exercise of                                                                  153,750
  Common Stock Warrants

Addition from Assumed Conversion of
  Preferred Stock                                                               225,000            225,000

Net Income Per Common Stock Share                                            12,123,576          6,585,213

  Without Dilution                                                               $(0.02)           $ (0.08)

  Fully Diluted                                                                  $(0.02)           $ (0.07)
