Form 10QSB
period 1999-09-30
CALA CORP
filed 2000-02-08
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999

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

   Common Stock, Par Value $.005 per share

   15,290,576 Shares outstanding as of September 30, 1999

Transitional Small Business Disclosure Format Yes ___ No X

                       CREATIVE RESTAURANT CONCEPTS, INC.

                                  BALANCE SHEET

                                                         September 30                  December 31
                                                             1999                          1998
                                                         (Unaudited)                    (Audited)
                                                    ----------------------        ----------------------
Assets

Current Assets

   Cash and Temporary Investments                              $     2,332                   $   (3,625)
   Notes Receivable                                                171,564                            --
   Inventory                                                        19,259                        13,566
   Prepaid Expenses                                                 10,475                            --
                                                    ----------------------        ----------------------
       Total Current Assets                                        203,630                         9,941

Fixed Assets
   Furniture and Equipment                                         263,382                       348,901
   Less : Accumulated Depreciation                                (120,101)                     (109,077)
                                                    ----------------------        ----------------------
       Total Fixed Assets                                          143,381                       239,824

Other Assets
   Organizational Costs                                              4,000                        10,028
   Deposits                                                          6,621                         6,620
   Goodwill                                                        232,239                             0
   Investments in J/V                                              212,806                             0
                                                    ----------------------        ----------------------
       Total Other Assets                                          455,766                        16,648

TOTAL ASSETS                                                     $ 802,777                     $ 372,011
                                                    ======================        ======================

*See Accompany Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.

                             BALANCE SHEET CONTINUED

                                                                September 30             December 31
                                                                   1999                     1998
                                                               (Unaudited)                (Audited)
                                                           --------------------      -------------------
Liabilities and Stockholders Equity

Current Liabilities
   Accounts Payable                                         $           301,761      $           181,335
   Accrued Expenses                                                     145,081                  140,589
   Notes Payable                                                        836,771                  934,792
                                                            -------------------      -------------------
     Total Current Liabilities                                        1,283,613                1,256,716

Stockholders Equity
   Series B, 10% Cumulative Convertible
       Preferred Stock - Par Value $.10, 20,000
       Shares Authorized Issued and
       Outstanding                                                        2,639                    2,500
   Series AA, 6% Convertible Preferred
       Stock - Par Value $.10, 25,000 Shares
       Authorized and 14,850 Issued and
       Outstanding                                                      148,500                  148,500
   Common Stock - Par Value $.005
       50,000,000 Shares Authorized and
       15,290,576 Outstanding                                            76,452                   45,970
   Additional Paid in Capital                                         6,904,877                5,881,256
   Retained Earnings (Deficit)                                      (7,847,482)              (7,192,900)
                                                           --------------------      -------------------
Less Treasury Stock 4,530 Shares
   at Cost                                                              (1,202)                  (1,202)
                                                           --------------------      -------------------
   Total Stockholders Equity                                          (713,838)              (1,115,876)

TOTAL LIABILITIES AND STOCK-
   HOLDERS EQUITY                                                    $  802,777                 $266,413
                                                           ====================      ===================

*See Accompanying Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                              For the Nine Months Ended
                                                                     September 30
                                                                     (Unaudited)
                                                  --------------------------------------------------
                                                           1999                         1998
                                                  ----------------------        --------------------
Revenues                                                     $ 1,348,009                 $   535,055

Cost of Sales                                                    571,830                     203,934
                                                  ----------------------        --------------------
Gross Profit                                                     776,179                     331,121

Costs and Expenses
   General and Administration                                    953,468                     596,278
   Interest                                                       56,143                      35,026
   Depreciation                                                  123,400                     162,296
                                                  ----------------------        --------------------
Net Loss                                                       (356,832)                   (462,479)

Loss Per Common Share                                             (0.02)                      (0.07)

Average Number of Common Shares
   Outstanding                                               15,290,576                   7,609,513

*See Accompany Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF CASH FLOWS

                                                               For the Nine Months
                                                                Ended September 30
                                                                   (Unaudited)
                                                --------------------------------------------------
                                                        1999                         1998
                                                ---------------------       ----------------------
Operating Activities
   Net Loss                                               $ (356,832)                    (582,728)

Adjustments to Reconcile Net Income
   and Net Cash Provided by Operating Activities                                               --

Changes in Assets and Liabilities
   (Increase) Decrease in Inventory                             4,887                     (14,372)
   (Increase) Decrease in Accounts
       Payable and Accrued Expenses                         (179,745)                      122,016
                                                ---------------------       ----------------------
Total Adjustments                                           (174,858)                    (107,644)

Net Cash Used by Operations                                 (531,690)                    (475,094)

Cash Flow from Investment Activities
   Purchase of Property and Other Assets                                                        --
   Sale of Property and Equipment                                  --                      316,761
                                                ---------------------       ----------------------
   Net Cash Flow from Investment                                   --                    (316,761)
      Accounts
Cash Flow from Financing Activities
   Proceeds from Warrant Exercise,
      Stock Issuance and Notes Issued                          29,750                      810,908
                                                ---------------------       ----------------------
Net Increases (Decreases) in Cash                           (501,940)                          800

Cash at Beginning of Period                                   (3,625)                      (6,458)

Cash at End of Period                                           2,332                      (5,648)

Supplemental Cash Flow Information
   Cash Paid for Interest                                           0                            0
   Cash Paid for Taxes                                              0                            0

                       CREATIVE RESTAURANT CONCEPTS, INC.
                        STATEMENT OF SHAREHOLDERS EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                                                Common Stock
                              Series              Series
                                B                   AA                                                             Paid in
                            Preferred           Preferred               Shares                Amount               Capital
                          --------------      --------------       -----------------      ---------------      ---------------
Beginning
Balance 1/1/99                   $ 2,639            $148,500               9,556,560              $47,782           $5,881,256

Adjustments for                        0                   0                       0                    0              866,016
GFCC Acquisition

Common Stock                           0                   0               5,734,016               28,670                    0
Issued for
Payment of Debt
and Financing

Preferred Stock                        0                   0                       0                    0                    0
Issued for Debt

Net Loss                               0                   0                       0                    0                    0
                          --------------      --------------       -----------------      ---------------      ---------------
Balance 6/30/98                  $ 2,639            $148,500              15,290,576              $76,452           $6,904,877
                          ==============      ==============       =================      ===============      ===============


                                 Retained
                                 Financing             Treasury
                                 (Deficit)              Stock
                             -----------------      --------------
Beginning
Balance 1/1/99                      $7,192,900             (1,202)
Adjustments for                              0                   0
GFCC Acquisition

Common Stock                                 0                   0
Issued for
Payment of Debt
and Financing

Preferred Stock                              0                   0
Issued for
Debt

Net Loss                                     0                   0
                             -----------------      --------------
Balance 6/30/98                     $(356,832)             (1,202)
                             =================      ==============

*See Accompanying Notes

                                     PART I

                       CREATIVE RESTAURANT CONCEPTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.    Business:

           In the opinion of the Company, the accompanying unaudited financial statements contained all adjustments (consisting only of normal recurring accruals) necessary to present the financial position as of September 30, 1999 and the results operations and statements of cash flows for the three months ended September 30, 1999 and it is not necessarily indicative of the results to be expected for the full year.

           A.    Presentation of Prior Year Information:

                 As of September 30, 1998, the Company owned and operated one City Bites Sandwich Shop in Wichita, Kansas (sold in December,
                 1998) and three Ground Floor Cafes in Oklahoma City (purchased in May, 1998).

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

Item 2.     Management's Discussion and Analysis of Plan of Operations:

            A. Operations: As of September 30, 1998, the Company operated one City Bites Sandwich Shop in Wichita, Kansas and three Ground Floor Cafes in Oklahoma City. In January, 1999 the Company acquired two Crockett's Smokehouse Restaurants in Oklahoma City, OK. In September, 1999 the Company closed the Ground Floor Cafe located at Reno and I-244 located inside the Mathis Brothers furniture store. There was no gain or loss on the closing.

                 Revenues for the nine months ended September 30, 1999 were $1,348,009 vs. $535,055 for the same period in 1998. The 251%
                 increase was due to the Crockett's Restaurants owned in 1999 that were not owned in 1998 plus same store sales increases in the Ground Floor Cafes of 5% above 1998 sales levels. Costs of sales for the 1999 nine month period were $571, 830 or 42.3% vs. $203,934 or 38% for the same period in 1998. Cost increases were due to higher food costs in the Crocketts restaurants in 1999 that were not owned in 1998, nine months ended 1998. General and Administrative Expenses for the nine month period ended September 30, 1999 were $953,468 vs. $596,278 for the same period in 1998. The increase reflects the two Crockett's restaurants owned in 1999.

           B. Liquidity: The Company had a working capital deficit of $1,079,983 for the nine month period ended September 30, 1999 vs. $1,246,775 as of December 31, 1998. The decrease in deficit is due to an increase in Notes Receivable in the nine months ended September 30, 1999.

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

                                Cala Corporation
                   formerly Creative Restaurant Concepts, Inc.

DATED: February 8, 2000               By: /s/Joseph Johnston
                                           Vice President - Chief Financial
                                           Officer

11) Statement re: Computation of Earnings Per Share

                                                              For the Nine Months Ended
                                                                     September 30
                                                                      (Unaudited)
                                              ----------------------------------------------------------
                                                        1999                              1998
                                              -------------------------         ------------------------
Net Loss for Computing Earnings                              $(356,832)                      $  (462,479
   per Common Share

Weighted Average Number of Common Shares                     15,290,576                        7,609,513
   Outstanding During Each Period Without
   Dilution

Addition from Assumed Exercise of                               400,500                          153,750
   Common Stock Warrants

Addition from Assumed Conversion                                225,000                          225,000
   of Preferred Stock
                                              -------------------------         ------------------------
                                                             15,916,176                        7,849,880
Net Income Per Common Stock Share

   Without Dilution                                             $(0.02)                          $ (0.07

   Fully Diluted                                                $(0.02)                          $ (0.06