Form 10QSB
period 1999-03-31
CALA CORP
filed 2000-02-09
CIK 794107

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

Commission file number 01-15109

CREATIVE RESTAURANT CONCEPTS, INC.
(Exact name of registrant as specified in its amended charter)

Oklahoma                            73-1251800
(State of other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

100 N. Broadway, Suite 1890, Oklahoma City, OK 73114
(Address of principal executive offices)

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

         Common Stock, Par Value $.005 per share

         11,143,060 Shares outstanding as of March 31, 1999

Transitional Small Business Disclosure Format Yes     No X
                                                  ---   ---

                       CREATIVE RESTAURANT CONCEPTS, INC.
                                  BALANCE SHEET

                                                 March 31        December 31
                                                   1999              1998
                                               (Unaudited)        (Audited)
                                               -----------       -----------
Assets

Current Assets
   Cash and Temporary Investments               $  32,075        $  (3,625)
   Notes Receivable                               173,551               --
   Inventory                                       18,807           13,566
   Pre-Paid Express                                24,942               --
                                                ---------        ---------
      Total Current Assets                        249,375            9,941

Fixed Assets

   Furniture and Equipment                        263,289          348,901
   Less : Accumulated Depreciates                (139,077)        (109,077)
                                                ---------        ---------
      Total Fixed Assets                          124,212          239,824

Other Assets

   Organizational Costs                             4,000           10,028
   Deposits                                         6,622            6,620
   Goodwill                                       232,239                0
   Investment in J/V                              212,806                0
                                                ---------        ---------
      Total Other Assets                          455,667           16,648

TOTAL ASSETS                                      829,254        $ 266,413
                                                =========        =========

*See Accompany Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.

                             BALANCE SHEET CONTINUED

                                                                        March 31         December 31
                                                                          1999              1998
                                                                       (Unaudited)        (Audited)
                                                                       -----------       -----------
Liabilities and Stockholders Equity

Current Liabilities
   Accounts Payable                                                    $   408,223       $   181,355
   Accrued Expenses                                                        108,046           14-.590
   Notes Payable                                                         1,097,312           934,792
                                                                       -----------       -----------
      Total Current Liabilities                                          1,450,740         1,256,716

Long Term Debt                                                             297,476           125,573


Stockholders Equity
   Series B, 10% Cumulative Convertible                                      2,639             2,639
      Preferred Stock - Par Value $.10, 25,000
      Shares Authorized, Issued and
   Outstanding Series AA, 6% Cumulative                                    148,500           148,500
      Convertible Preferred Stock, Par Value
      $.10, 10,000 shares authorized and 1,485 Issued
   Common Stock - Par Value $.005,                                          88,835            45,970
      50,000,000 Shares Authorized 11,143,060 Issued and
      Outstanding
   Additional Paid in Capital (Acq.)                                     6,747,272         5,881,256
   Retained Earnings (Deficit) (Acq.)                                   (7,702,896)       (7,192,900)
   Less: Treasury Stock - 4,530 Shares at Cost                               (1202)            (1202)
                                                                       -----------       -----------
Total Stockholders Equity                                                 (918,962)       (1,115,876)

TOTAL LIABILITIES AND STOCK-
   HOLDERS EQUITY                                                      $   829,254       $   266,413
                                                                       ===========       ===========

*See Accompanying Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        For the Three Months Ended
                                                                March 31
                                                               (Unaudited)
                                                 --------------------------------------
                                                      1999                     1998
                                                 -------------            -------------
Revenues                                         $     175,102            $     203,142

Cost of Sales                                           68,725                   75,849
                                                 -------------            -------------
Gross Profit                                           106,402                  127,293

Costs and Expenses
   General and Administration                          128,545                  330,306
   Interest                                             20,953                   16,815
   Depreciation                                         66,895                   60,861
                                                 -------------            -------------
Net Loss                                              (109,991)                (297,504)

Loss Per Common Share                                    (0.01)                   (0.05)


Average Number of Common Shares
   Outstanding                                      11,143,060                5,349,198

*See Accompanying Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                             STATEMENT OF CASH FLOWS

                                                                  For the Three Months
                                                                     Ended March 31
                                                                      (Unaudited)
                                                             ----------------------------
                                                                1999               1998
                                                             ---------          ---------
Operating Activities
      Net Loss                                                (109,991)          (297,504)

Adjustments to Reconcile Net Income and Net Cash
      Provided by Operating Activities                              --

Changes in Assets and Liabilities
(Increase) Decrease in Inventory                                (2,767)           (16,044)
(Increase) Decrease in Accounts Payable
and Accrued Expenses                                          (295,501)           112,722
                                                             ---------          ---------
Total Adjustments                                              298,268             96,678

Net Cash Used by Operations                                    188,277           (200,826)

Cash Flow from Investment Activities
      Purchase of Property and Other Assets                    (83,335)
      Sale of Property and Equipment                                 0           (316,761)
                                                             ---------          ---------
      Net Cash Flow from Investment Accounts                   (83,335)          (316,761)

Cash Flow from Financing Activities
      Proceeds from Warrant Exercise, Stock Issuance
      and Notes Issued                                          20,000            531,489
                                                             ---------          ---------
Net Increases (Decreases) in Cash                              124,942            (13,912)

Cash at Beginning of Period                                     (3,625)             7,280

Cash at End of Period                                           32,078             (6,622)

Supplemental Cash Flow Information

      Cash Paid for Interest                                         0                  0
      Cash Paid for Taxes                                            0                  0

*See Accompanying Notes

                       CREATIVE RESTAURANT CONCEPTS, INC.
                        STATEMENT OF SHAREHOLDERS EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                   Series                      Common Stock                       Retained
                                     B        Series AA                             Paid in       Earnings       Treasury
                                 Preferred    Preferred     Shares      Amount      Capital       (Deficit)        Stock
                                -----------   ---------   ----------   --------    ----------    -----------     ---------
Beginning Balance                 $  2,500     148,500     9,556,560     45,970     5,881,256    (7,192,900)        1,202

Adjustments to Reflect GFCC
Acquisition 01/0/99                                                                   866,016      (400,005)


Common Stock Issued for
Payment of Debt and
Financing                                                  1,586,500     42,865

Preferred Stock Issued for
Debt                                     0           0
                                 ---------    --------   -----------    -------    ----------   -----------       -------
Net Loss                                --          --                                             (109,991)

Balance 3/31/99                   $  2,500     148,500    11,143,060     88,835     6,747,272    (7,702,896)        1,202
                                 =========    ========   ===========    =======    ==========   ===========       =======

*See Accompanying Notes

                                     PART I

                       CREATIVE RESTAURANTS CONCEPTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.    Business:

           In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of March 31, 1999 and the results of operations and statements of cash flows for the three months ended March 31, 1999 and it is not necessarily indicative of the results to be expected for the full year.

           A.     Presentation of Prior Year Information:

                  As of December 31, 1998, the Company owned and operated the following businesses:

                           City Bites Sandwich Shop
                           2120 N. Woodlawn
                           Wichita, Kansas 67208
                           (80% Joint Venture Ownership)

                           Three Ground Floor Cafes
                           Located in Oklahoma City
                           (100% Ownership)

                           Crockett's Smokehouse of So. May, Inc.
                           (100% Ownership)

                           Pizza Planet of Reno and Meridian, Inc.
                           (90% Ownership)

                  For further discussion see form 10-KSB for December 31, 1998.

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

Item 2.  Management's Discussion and Analysis of Plan of Operations:

           A. Operations: During the first quarter of 1999, the Company completed its acquisition of two Crockett's Smokehouse Restaurants operating in Oklahoma City. As of March 31, 1998, the Company operated one City Bites Sandwich Shop in Wichita, Kansas and three Ground Floor Cafes in Oklahoma City, OK.

                  As of March 31, 1999, the Company operated the three Ground Floor Cafes in Oklahoma City, OK and two Crockett's Smokehouse Restaurants in Oklahoma City, OK. In December, 1998, the Company disposed of the City Bites Sandwich Shop in Wichita, Kansas.

                  Revenues for the three months ended March 31, 1999 were $175,102 vs. $203,142 for the same period in 1998. Costs of goods sold for the 1999 period were $68,725 or 39% vs. $75,849 or 37% in the same period of 1998. The percentage increase was attributed to higher food costs at Crockett's Smokehouses. General and Administrative expenses for the first quarter of 1999 were $128,545 vs. $330,306 in the same quarter last year. The decrease was due primarily to the decrease in loan incentive shares issued to note holders in 1999 vs. 1998.

           B. Liquidity: The Company had a working capital deficit of $1,356,766 as of March 31, 1999 as compared to a deficit of $1,246,775 as of December 31, 1998. The increase in deficit is due to the operating loss of the quarter ended March 31, 1999.

Part II -  Other Information

Item 3.    Exhibits and Reports on Form 8-K

           The following exhibits are included herein:

           a)     Statement re: Computation of Earnings Per Share

           27)    Exhibit 27

           b) The company did not file any reports on Form 8-K during the quarter.

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Cala Corporation

DATED: January 2, 2000             By:    /s/ Joseph Johnston, Vice President
                                          Chief Financial Officer