Form 10KSB
period 1999-12-31
CALA CORP
filed 2000-04-10
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

     QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number 01-15109

                                Cala Corporation
         --------------------------------------------------------------
         (Exact name of registrant as specified in its amended charter)

         Oklahoma                                   73-1251800
         --------                                   ----------
(State of other jurisdiction of                 (I.R.S. Employer )
incorporation or organization)                  Identification No)

         100 N. Broadway, Suite 1890, Oklahoma City, OK               73102
         ----------------------------------------------               -----
           (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code               (405) 235-4960

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock $.005 par value
                          ----------------------------
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this form 10-KSB.(X)

     Issuer's revenues for the year ended December 31,1999 were $978,322.

     The aggregate market value of voting common stock held by non-affiliates was $7,740,489 on December 31, 1999 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service. (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of issuer's common stock, par value $.005,as of December 31, 1999 was 24,662,156.

Transitional Small Business Disclosure Format(check one)    Yes     No X

                                     PART I


Item 1.  Business:
------------------

     On October 6, 1999, Joseph Cala, an international developer and operator of hospitality businesses, secured the rights to purchase 90 % of the common stock of 10 of the largest shareholders of Creative Restaurant Concepts, Inc. by agreeing to pay 50 % of their notes payable from Creative Restaurant Concepts, Inc. J. Cala signed a six-month note with these stockholders which called for the assignment of 100 % of each shareholders CRC notes plus the right to purchase 90 % of their stock.

     In November, 1999 Creative Restaurant Concepts, Inc. changed its name to Cala Corporation (the Company) and acquired a new trading symbol (CCAA) and new CUSIP No. 12804A 10 0. Cala Corporation will concentrate its resources in the hospitality industry. Cala Corporation's business strategy includes the development of the worlds first Undersea Hotel/Casino, the development of Extended Care Facilities in conjunction with golf courses, plus the development of a chain of Italian style restaurant/coffee shops called Caffe L' Italiano. Cala Corporation will also actively seek hospitality related businesses for acquisitions.

     As of January 1, 1999, the Company owned and operated three Ground Floor Cafes located in Oklahoma City, Oklahoma and two Crocketts Smokehouse BBQ restaurants also located in Oklahoma City. In February, 1999, the Company closed one Ground Floor Cafe and in September, 1999 the Company sold its two Crocketts Smokehouse BBQ restaurants.

     In November, 1999 Cala Corporation acquired the rights to the Cascina Italian Restaurant from Joseph Cala and Gary Modafferi, which is under construction in the Radisson Hotel on Beach Street at Fisherman's Wharf in San Francisco, California.

     On December 31, 1999, Cala Corporation operated two Ground Floor Cafe Restaurants in Oklahoma City and had one Cascina Italian Restaurant under construction in San Francisco.

Operations:
-----------

     Cala Corporation provides its hospitality businesses with standard operating specifications for the preparation and service of food and beverages plus specifications for the maintenance of the premises and proper employee conduct.

     Cala Corporation is not dependent on particular suppliers for its food, beverages or other products and believes there are numerous suppliers from which it can obtain similar products at comparable costs. Cala expects to be able to offset cost increases in its ingredients by increasing the retail prices of its products or services. Food, beverage and paper goods inventory in Cala Corporation hospitality businesses usually will not exceed the value of one week's sales.

Marketing:
----------

     Marketing activities for Cala Corporation hospitality businesses is handled on a local basis. The company does not now, nor does it plan to manage to conduct a nationwide marketing or advertising program.

Employees:
----------

     As of December 31, 1999 the Company had 11 full-time and 6 part-time employees.

Competition:
------------

     Cala Corporation and its predecessor companies have competed with numerous companies engaged in the business of operating casual dining restaurants, coffee shops and hotels. Many food-service facilities compete for customers which existing and previous Cala Corporation Restaurants were designed to attract. Additionally, any Cala Corporation's hospitality businesses will be subject to regular changes in eating preferences of the public as well as the effects of local and national economic conditions that influence consumer spending habits.

     Many of Cala Corporation's hospitality industry competitors are better known, better capitalized and have greater financial resources, more experienced organizations with a greater number of employees than Cala Corporation does. Cala Corporation believes, however, that the quality of its products in its existing and former restaurants, the physical attractiveness of its facilities, its restaurant business's modest prices and the extensive prior hospitality industry experience of its senior management, will enable Cala Corporation to continue to compete in the future in the market.

Regulation
----------

     Cala Corporation's hospitality businesses are subject to licensing and regulation by the departments of alcohol licensing, health sanitation, fire, building, planning, traffic and revenue of the states and municipalities in which these businesses operate. Delays in obtaining, or denials of, necessary licenses or approvals of future hospitality businesses, could have a material adverse impact on Cala Corporation's growth. Furthermore, any expansion of certain of Cala Corporation hospitality businesses through the sale of licenses or franchises is subject to federal, state and local franchiser disclosure laws.

Item 2.  Properties:
-------------------

     Cala Corporation's main corporate office is located in Bank One Tower, Oklahoma City, Oklahoma at the following address where it has a three year lease on 1,100 square feet of commercial office space.

                           100 N. Broadway, Suite 1890
                           Oklahoma City, Oklahoma 73102

     Cala Corporation also has office affiliations in the following locations:

                           Beverly Hills, California
                           Milano, Italy
                           San Jose, California
                           Honolulu, Hawaii

         Cala Corporation restaurant Locations at December 31, 1999 are:

                      1. Nichols Hills
                         6430 Avondale Drive
                         Oklahoma City, OK  73116
                         (3,650 sq. ft. - 3 year lease)

                      2. Leadership  Square
                         211 N. Robinson
                         Oklahoma City, OK  73102
                         (975 sq. ft. - 3 year lease)

                      3. Cascina (under construction) Restaurant
                         (in the
                         Radisson Hotel at
                         Fisherman's Wharf)
                         250 Beach St.
                         San Francisco, CA
                         (5,800 sq. ft.-10 year lease)


Item 3.  Legal Proceedings:
-------  ------------------

     o Country Club Associates, an Oklahoma General Partnership vs. Magnolia Foods, Inc. re: lawsuit on amount due under lease guaranty for Gators Restaurant closed in 1995. The amount contested is approximately $13,000.

     o Bowne and Co., Dallas, Texas vs. Magnolia Foods, Inc. - Lawsuit on an amount of printing costs for work performed in 1997. The amount contested is $6,500.

     o Oklahoma Tax Commission vs. Gators/Magnolia Foods, Inc. re: sales tax amounts for Gators Restaurant in 1994-95. An agreement was reached and a payment plan was executed.

Item 4.  Submission of Matters to a vote of Secuity Holders:
-------  ---------------------------------------------------

     On October 19, 1999 Creative Restaurant Concepts, Inc.'s name was changed to Cala Corporation upon approval of a majority of the security holders.


                                     PART II


Item 5.  Market for registrants Common Stock and Related Stockholder Matters:
-----------------------------------------------------------------------------

                                                Common Stock
                                                    Bid
                                        High                Low
                                        ----                ---
1998
         First Quarter                 .1250                .0325
         Second Quarter                .2500                .1250
         Third Quarter                 .0375                .1250
         Fourth Quarter                .2500                .1250

1999
         First Quarter                 .0500                .0500
         Second Quarter                .0600                .0600
         Third Quarter                 .0700                .0700
         Fourth Quarter                .3500                .3500


     As of December 31, 1999, the Company's issued and outstanding common stock was held by 455 holders of record.

     Cala Corporation, or any of its predecessor companies has never declared a cash dividend on its common stock. It is the present policy of Cala Corporation not to pay cash dividends on its common stock. Any payment of cash dividends in the future will be dependent upon the prior payment of dividends on its outstanding Preferred Stock, the amount of funds legally available thereof, Cala Corporation's earnings, financial condition, capital requirements and other factors, which the Cala Corporation's Board of Directors deem relevant.

Item 6.  Management's Discussion and analysis of Plan of Operation:
-------------------------------------------------------------------

     Results of Operations: During 1999, the Company owned and operated the following restaurants for the times indicated.

                   o   Ground Floor Cafes
                       ------------------
                         o   Mathis Brothers Location   01/01/99 - 02/28/99
                         o   Leadership Square Location 01/01/99 - 12/31/99
                         o   Nichols Hills Location     01/01/99 - 12/31/99

                   o   Crocketts Smokehouse BBQ Restaurants
                       ------------------------------------
                         o   South May Ave Location     01/01/99 - 08/30/99
                         o   Reno and Meridian Location 01/01/99 - 09/30/99

Sales during 1999 were $978,322 verses $1,226,852 in 1998. The Company operated three Ground Floor Cafes in 1998 plus the City Bites Sandwich Shop in Wichita, Kansas, which was sold 12/31/98. The difference in sales from 1998 to 1999 was due to closing one Ground Floor Cafe in February, 1999 and the sale of the City Bites of Wichita in 12/31/98.

Cost of goods sold for 1999 was $365,103 or 37.3 % versus $480,026 or 39.1 % in 1998. The decrease in cost of goods sold from 1999 as compared to 1998 is the result of stricter operating controls in the reduced number of restaurants.

General and Administrative expenses for the 12 months ending 12/31/99 were $565,545 versus $1,341,543 for the same period in 1998. These costs were reduced due to improved operating efficiencies at the companies Ground Floor Cafe Restaurants plus fewer incentive shares were issued in 1999 and 1998 and capital was infused into the Company in the 4th quarter.

Importantly, a significant component of the General and Administrative expense is the cost of shares of restricted common stock issued to Cala Corporation's note holders as incentive for them to renew their notes and for restricted common stock shares issued in lieu of the payment of interest on the note payables.

The Company's business development plans have changed since Joseph Cala became Chairman, President and Chief Executive Officer on October 6, 1999. Cala Corporation will concentrate its resources in the hospitality industry. Cala Corporation plans to develop the world's first undersea hotel casino plus expand a chain of licensed/franchised Italian style restaurant/coffee shops.

Liquidity and Financial Resources:
----------------------------------

Working capital at 12/31/99 was ($1,131,742) versus ($1,546,245) at 12/31/98.
The decrease in deficit was due to the capital infused in the 4th quarter.

The company plans to pursue opportunities to acquire existing operating businesses such as the Twin Hills Golf and Country Club in Oklahoma City, on which an offer was made in early 2000.

Item 7.  Financial Statements:
-----------------------------

     The financial statements and schedules are included herewith.


Item 8.  Change in, Disagreements with Accountants on Accounting and Financial
Disclosure:
--------------------------------------------------------------------------------

         None

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant:
------------------------------------------------------------


     The directors and officers of Cala Corporation as of 12/31/99 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.


                                                           Director
                               Position                   Continuous
         Name        Age       with the Company             Since
         ----        ---       ----------------             -----
Giuseppe Cala        39        Chairman, President,       October, 1999
                               Director

Joseph J. Johnston   56        Vice-President,            June, 1985
                               Secretary, Director

Stephen Ko           48        Interim Chief Financial    November, 1999
                               Officer, Director

     J. Joseph Cala, age 39, is Chairman of the Board and Chief Executive Officer of the Cala Corporation. Mr. Cala has been a successful international business owner most of his professional life. He began his career in the late sixties in the hospitality industry, rising to top management in the most prestigious resorts and hotels around the world. Also, Mr. Cala was President and Chairman of Cala Group doing business as: Fila Sportwear, USA; Mondi Fashion, USA, L'Italiano Restaurants, Cala Hotels, Inc., L'Italiano Weddings in Hawaii and Japan, Cala Investment, Inc., Hydrogen Future Inc; Undersea Resorts for over two decades; Cala Institute (a non-profit organization) established to assist disadvantaged youth.

     Joseph J. Johnston, Jr., age 56, formerly served as President and Chairman of the Board and a director of the Company from 1985 until October, 1999. Mr. Johnston remains as a director and corporate secretary.

     Previously, Mr. Johnston worked in restaurant management and operations capacities with Kentucky Fried Chicken Corp., Chi-Chi's Mexican Restaurants (franchisee) Kelly - Johnston Enterprises from 1970-1985.

     Stephen Ko, age 48, formerly served as Associate Managing Director with Private Capital Corporation responsible for providing investment banking and financial consulting services to private clients. Prior to that, Steven served as Executive Vice President, Bank of America, FSB in Honolulu, Hawaii. At that capacity he was responsible for all corporate compliance and internal audit activities with specific responsibility for corporate development programs. As Chief Planning Officer, Steven was responsible for strategic planning, capital market activities, managing investment portfolios, secondary loan marketing and loan servicing activities of the bank.

     Prior to joining Bank of America, Steven, who is a Certified Public Accountant, worked as senior supervising auditor and computer audit specialist for KPMG Peat Marwick, Honolulu, Hawaii and as staff auditor for Coopers and Lybrand in Seattle, Washington.


Item 10.  Executive Compensation
--------------------------------

     Giuseppe Cala, Cala Corporation, Chairman and CEO is paid an annual salary of $150,000. Part of that compensation is paid in cash with the balance being paid in restricted common stock on a monthly basis.

     Joseph J. Johnston, prior to the acquisition of the controlling interest in Creative Restaurant Concepts, Inc. by Giuseppe Cala, in October, 1999 was paid $35,700 out of which $18,950 direct CRC operating expenses were paid.

     Since the October acquisition of Creative Restaurant Concepts, Inc., Mr. Johnston has been paid an average of $2,500 per month as expenses.

     Stephen Ko, Interim Chief Financial Officer has been paid 12,000 shares of restricted common stock for his services.

     Compensation Pursuant to Plans
     ------------------------------

     Under Creative Restaurant Concepts, Inc.'s 1996 Stock Option Plan, designed to serve as an incentive for retaining qualified, competent key employees, consultants, officers and directors, and partially in lieu of salary payments when funds were not available, shares were issued as shown below. While some options granted under the Plan are intended to qualify as "incentive stock options" under Section 4224 of the Internal Revenue Code, other options may be granted that do not qualify.

     The Board of Directors has administered the Plan. The Board is authorized to grant options to such key employees, consultants, officers and directors as it determined. Options may be granted on such terms, conditions and at such prices as determined by the Board of Directors; provided however, that the exercise price may not be less than the appraised fair market value on the date of grant. Each option shall be immediately exercisable as specified in the individual option agreements, but no incentive stock option shall be exercisable for more than ten years from the date of the grant.

     The following shares of Creative Restaurant Concepts, Inc. common stock were issued as partial or full payment of salaries in lieu of cash compensation during 1999 for work performed in 1999 by Linda A. Matlock, 150,000 shares; Frank Ward 150,000 shares; Sed Kennedy 62,500 shares; and Joseph J. Johnston 125,000 shares.

IItem 11.  Security Ownership of Certain Beneficial Owners and Management:
--------------------------------------------------------------------------

     A. Security Ownership of Certain Beneficial Owners
     --------------------------------------------------
                Beneficial Ownership of over 5 % of common stock.

                  Name                          Shares              Percentage
                  ----                          ------              ----------

                  Dulaney's, Inc.              5,375,000               21.8 %
                  PO Box 54714
                  Oklahoma City, OK

                  Teddy Mitchell               1,502,017                6.1 %
                  3137 Elmwood Ave.
                  Oklahoma City, OK

                  Gary Modafferi               2,800,000               11.4 %
                  3003 Balboa St.
                  San Francisco, California

                  Don Zachritz                 1,228,078                5.0 %
                  PO Box 54714
                  Oklahoma City, OK

     B. Security Ownership of Management
     -----------------------------------

                                                    Number of Shares
                                Name of            Beneficially Owned     Per
         Title of Class     Beneficial Owner       as of 12/31/99       Class-2
         --------------     ----------------       --------------       -------

         Cala Corporation    Giuseppe Cala         2,546,474             10.3 %
         Common Stock
                             Joseph J. Johnston      342,500              1.4 %
         Par Value $.005
                             Stephen Ko               12,000               0


     (1) Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.

     (2) Percent of call is based upon shares of Cala Corporation Common Shares outstanding as reflected on the Company's books as of 12/31/99 and is calculated without regard to the Cala Corporation common shares issuable upon exercise of outstanding warrants or any stock options, if any or upon conversion of the company's convertible securities except that any shares a person is deemed to own by having the right to acquire by exercise of a warrant or option or the conversion of a convertible security are considered to be outstanding solely for purposes of calculating such person's percentage ownership.

     (3) Mr. Cala beneficially owns 2,366,474 shares of Cala Corporation common stock. Such amount excludes (a) 60,000 shares held by Sandra Olga Acevedo (b) 60,000 shares held by Alexis Cala Trust for which Sandra Acevedo is Trustee (c) 60,000 shares held by Filippo Cala Trust for which Sandra Acevedo is Trustee.

     (4) Mr. Cala owns warrants to purchase up to 150,000 shares of Cala Corporation common stock at $.05 per share. Mr. Cala also owns 225 shares of Series AA Convertible Preferred Stock which is convertible into 45,000 shares of common stock of Cala Corporation.

     (5) Mr. Johnston beneficially owns 332,250 shares of Cala Corporation common stock. Such amount excludes (a) 3,750 shares held by the Linda
          B. Johnston Trust for the benefit of Linda Johnston, for which she also serves as the controlling co-Trustee. (b) 1,250 shares held by Michael T. Johnston Trust for the benefit of Michael T. Johnston, son of Mr. And Mrs. Johnston, for which Mrs. Johnston serves as Trustee; and (c) 1,250 shares held by the Jennifer A. Johnston Trust for the benefit of Jennifer A. Swales, daughter of Mr. And Mrs. Johnston, for which Mrs. Johnston serves as Trustee.

     (6) Mr. Johnston's reported holdings also exclude (a) 2,000 shares held by Michael T. Johnston, son of Mr. And Mrs. Joseph Johnston and (b) 2,000 shares held by Jennifer A. Swales, daughter of Mr. And Mrs. Joseph J. Johnston.

     (7)  Mr. Ko beneficially owns 12,000 shares.

          The following table sets forth the Cala Corporation common stock ownership of all the directors and officers as a group as of December 31, 1999:

                                     Number of Shares                 Percent
     Name                           Beneficially Owned (1)            of Class
     ----                           ----------------------            --------

     Giuseppe Cala (2)                   2,546,474                      10.3 %

     Joseph J. Johnston (3)                342,500                       1.4 %

     Stephen Ko (4)                         12,000                         0 %

     (1) - (4) for footnotes 1,2, 3 and 4 see Footnotes 1,2,3,4,5 and 6 of the immediately preceding table.



Item 12.  Certain Relationships and Related Transactions:
---------------------------------------------------------

     (A) On October 12, 1999, Mr. Giuseppe Cal acquired 2,500,000 shares of restricted Cala Corporation Common stock in consideration for $25,000 in cash paid into the company as capital, services provided and for the issuance of notes to stockholders in the amount of $426,797.

     (B) On November 11, 1999, Cala Corporation acquired a lease agreement from Giuseppe Cala and Gary Modafferi to construct and open a Cacina Italian Restaurant in the Radisson Hotel on Beach Street near Fisherman's Wharf in San Francisco. Consideration for the transaction was 5.6 million shares of restricted Cala Corporation common stock, split 50-50 between Messrs. Cala and Modafferi. However, Mr. Cala's shares were not issued until after December 31, 1999.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

     The following documents are filed as a part of this report:

          Exhibit:

          11.  Statement re: Computation of Earnings per Share

          27.  Financial Data Schedule.

          (b) The Company filed a Form 8-K report with the Securities and Exchange Commission on October 12, 1999.


Signatures

     Pursuant to requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Cala Corporation

                 By:  /s/ Joseph J. Johnston
                       ----------------------
                 Joseph J. Johnston, Vice President and Chief Operating Officer

Dated March 31, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2000.

                 By:  /s/ Joseph J. Johnston
                      ----------------------
                      Joseph J. Johnston, Director

                 By:  /s/ Joseph Cala
                      ----------------------
                      Joseph Cala, Director

                 By:  /s/ Stephen, Ko
                      ----------------------
                      Stephen Ko, Director

                          INDEX TO FINANCIAL STATEMENTS


     Independant Auditor's Report.......................................  F-1
     Balance Sheet......................................................  F-2
     Statement of Income................................................  F-3
     Statement of Cash Flow.............................................  F-4
     Statement of Stockholders Equity...................................  F-5
     Notes to Financial Statements......................................  F-6-12

         Cala Corporation formerly Creative Restaurant Concepts, Inc

         FINANCIAL STATEMENTS AND
         AUDITOR'S REPORT THEREON




         As of and for the year
         Ending December 31, 1999

                          Hunter, Atkins & Russell, PLC
                            5805 North Grand Suite D
                             Oklahoma City, OK 73118
                                 (405) 843-3964





To the Board of Directors
Creative Restaurant Concepts, Inc.
Oklahoma City, Oklahoma



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


Hunter, Atkins & Russell, PLC
January 12, 2000

                                Cala Corporation
                                  Balance Sheet
                                December 31,1999

                                     ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                      $    96,699
     Inventory                                                           16,069
                                                                    -----------
         Total Current Assets                                           112,768

PROPERTY AND EQUIPMENT, net                                              65,795

OTHER ASSETS
     Organizational costs, net                                            4,000
     Deposits                                                             6,622
     Lease Assignment, net                                              972,330
     Other investments                                                   16,800
                                                                    -----------
         Total other assets                                             999,752
                                                                    -----------

         Total Assets                                               $ 1,178,315
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    82,233
     Accrued expenses                                                   268,642
     Notes payable and current portion of long-term debt                893,635
                                                                    -----------
         Total current liabilities                                    1,244,510

LONG-TERM DEBT, less current of $47,197                                  86,528

STOCKHOLDERS' EQUITY
     Series A 10 % cumulative preferred stock,
        Par value $.01, 250,000 shares authorized,
        Issued and outstanding                                            2,500
     Series AA 6 % cumulative convertible preferred
        Stock, par value $0.0, 10,000 shares authorized,
        1,485 shares issued and outstanding                                 149
     Common Stock - par value $.005, 50,000 shares
        authorized, 24,662,156 shares issued and outstanding            123,311
     Additional paid-in capital                                       7,446,903
     Retained Earnings (deficit)                                     (7,724,384)
         Less:  Treasury stock - 4,530 shares at cost                    (1,202)
                                                                    -----------
         Total Stockholders' Equity                                 $ 1,178,315
                                                                    ===========

           See accountants' report and notes to financial statements.

                                Cala Corporation
                             Statement of Operations
                      For the Year Ended December 31, 1999


REVENUES                                                            $   978,322

COST OF SALES                                                           365,103
                                                                    -----------

GROSS PROFIT                                                            613,219

OPERATING COSTS AND EXPENSES
         General, selling, and administrative                           474,544
         Maintenance & Operations                                       580,058
         Depreciation                                                    63,331
         Amortization                                                    27,670
                                                                    -----------
                  Total Expenses                                      1,145,603
                                                                    -----------
         Net Loss                                                   $  (532,384)
                                                                    ===========

Loss per share                                                      $     (0.04)
                                                                    ===========

Fully Diluted Loss Per Share                                        $     (0.04)
                                                                    ===========


           See accountants' report and notes to financial statements.

                                Cala Corporation
                             Statement of Cash Flows
                      For the Year Ended December 31, 1999

Cash flows from operating activities                                $  (532,384)
     Net loss

Adjustments to reconcile net income to net cash
    Provided by operating activities:
         Depreciation and amortization                                   91,001
Changes in assets and liabilities
     (Increase) decrease in:
         Inventory                                                       (2,503)
         Deposits and Organizational Costs                               22,830
     Increase (decrease) in
         Accounts Payable                                               (99,102)
         Accrued expenses                                               128,053
                                                                    -----------
                                                                        140,279
         Net cash used by operating activities                      $  (392,105)
                                                                    -----------

Cash flows from investing activities
     Purchase of property and equipment             $   (95,134)
     Disposal of property and equipment                 174,029
     Acquisition of long term lease                  (1,000,000)
                                                    -----------
         Net cash used by investing activities                         (921,105)
                                                                    -----------
Cash flows from financing activities
     Principal payments on long term debt           $   (80,203)
     Issuance of stock                                1,494,637
    Error Correction                                       (900)
         Net cash provided by financing activities                    1,413,534
                                                                    -----------

Net increase in cash and cash equivalents                           $   100,324

Cash and cash equivalents at beginning of period                         (3,625)
                                                                    -----------

Cash and cash equivalents at end of period                          $    96,699
                                                                    ===========

Supplemental cash flow information:
Cash paid during the year for interest                              $         0
                                                                    ===========

Cash paid during the year for income taxes                          $         0
                                                                    ===========



           See accountants' report and notes to financial statements.


                                                   Cala Corporation
                                         Statement of Stockholders' Equity
                                        For the Year Ended December 31, 1999




                                Series A       Series AA             Common Stock                          Retained
                               Preferred       Preferred       ------------------------     Paid-in        Earnings       Treasury
                                 Stock           Stock          Shares         Amount       Capital        (Deficit)        Stock
                                 -----           -----          ------         ------       -------        ---------        -----

Beginning Balance, 1/01/99   $      2,500    $    149,500      9,694,056      $ 45,970   $  5,881,256     $ (7,192,900)   $  (1,202)

Common stock issued for
   Payment of expense debt
   And debt financing                                         14,968,100        75,529      1,419,108

Prior Period Adjustment                          (148,351)                       1,812        146,539              900

Net Loss                                                                                                      (532,384)
                             ------------    ------------   ------------   ------------   ------------    ------------    ----------

Ending Balance, 12/31/99     $      2,500    $        149     24,662,156   $    123,311   $  7,446,903    ($ 7,724,384)   ($  1,202)
                             ============    ============   ============   ============   ============    ============    =========


                         See accountants' report and notes to financial statements.

                                                   F-5



                                CALA CORPORATION
                             OKLAHOMA CITY, OKLAHOMA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999



ORGANIZATION

Magnolia Foods, Inc. (the Company) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment has been the business of owning, operating, licensing and joint venturing restaurants.

On August 21, 1997 the Company changed its name to Creative Restaurant Concepts, Inc. On November 21, 1999, the Company changed its name to Cala Corporation.

               NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

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

Inventories
-----------

Inventories of food and beverages are stated at the lower of cost (determined by the first-in, first-out method) or market.

When a restaurant is opened, the initial purchase of china, glass, and silverware (smallwares) is recorded as inventory as is not amortized. All replacements are expensed.

Property and Equipment
----------------------

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

Earnings (Loss) per Share
-------------------------

Net income (loss) per share is based upon the weighted average number of shares outstanding during the period.

Cash Equivalents
----------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1999 current liabilities exceed current assets by $1,131,742.

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

                          NOTE 3 - BUSINESS COMBINATION

During the year ending December 31, 1999 the Company acquired 100% of the outstanding stock of Ground Floor Cafe an Oklahoma restaurant company. The Company gave 750,000 shares of the Company's common stock for 100% of the stock for Ground Floor Cafe, making Ground Floor Cafe a wholly owned subsidiary of Cala Corporation. Ground Floor Cafe is consolidated with Cala Corporation with Cala Corporation the surviving entity.

                         NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 1999 property and equipment consisted of office furniture and restaurant equipment. Depreciation is calculated using the straight-line method over the estimated useful life of the asset.

                           NOTE 5 - OTHER INVESTMENTS

In October, 1998, the Company entered into negotiations which led to the January 1, 1999 acquisition of 66 2/3 of the outstanding shares of Crockett's Smokehouse of Choctaw, Inc., 80% of the outstanding shares of Crockett's Smokehouse of South May, Inc., 90% of the outstanding shares of Pizza Planet of Reno and Meridian, Inc. and the assets of McAllister and Reed Inc. from Paul McNutt. At the same time 33 1/3 of the outstanding shares of Crockett's Smokehouse of Choctaw, Inc. were acquired from Ali Khalili; 20% of the outstanding shares of Crockett's Smokehouse of South May, Inc. were acquired from Mark McAllister and 10% of Pizza Planet of Reno and Meridian, Inc. was acquired from Steve Haben. In January 1999, the assets of Crockett's Smokehouse of Choctaw, Inc. were sold to Ali Khalili. In August, 1999, the assets of Crockett's Smokehouse of South May, Inc. were sold to CWT, Inc. In September, 1999, the assets of Pizza Planet of Reno and Meridian Inc. were sold to Restaurant Acquisition Corporation.

                    NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of the following:

          Payable to various individuals, 12% interest,
          Unsecured, due various maturity dates                  $   846,438
                                                                 ===========

          Long-term debt consists of the following:

          Installment loan with local commercial bank,
          9.5% interestrate, maturing October 2002,
          collateralized by equipment and fixtures               $     8,631

          Installment loan with local commercial bank,
          9.5% interest rate, maturing October 2002,
          collateralized by equipment and fixtures                   125,094
                                                                 -----------
                                                                     133,725
                   Less: current portion                              47,197
                                                                 -----------
                                                                 $   180,922
                                                                 ===========


The following is a summary of maturities of principal under long-term debt for the years ending December 31:

                  2000                                $ 47,197
                  2001                                  47,197
                  2002                                  39,331
                                                      --------
                                                      $133,725
                                                      ========



                       NOTE 7 - CAPITAL STOCK TRANSACTIONS

The Company issued 7,196,756 common shares in 1998 and 14,968,100 common shares in 1999.

During 1997, 450,000 shares were issued under common stock options granted in 1994 at an exercise price of $.18 per share. A total of 2,000,000 options with an expiration date of December 31, 2000 were issued during 1997. Such options were exercised in 1999. An additional 400,000 options were issued in 1999 and remain unexercised as follows:

         Number of Option         Exercise Price             Expiration Date
         ----------------         --------------             ---------------

         150,000                        $.05                    May 1, 2000
         100,000                        $.01                  November 2, 2001
         150,000                        $.25                    June 5, 2000


                              NOTE 8 - INCOME TAXES

Income taxes are provided for the tax effect of transactions reported in the financial statements in a period different from which they are reported for income tax purposes, The items creating such a timing difference are the accelerated depreciation of property and equipment for tax purposes as compared to the straight-line method for financial reporting purposes, and the amortization of leasehold improvements over a prescribed thirty-nine year period for tax purposes as compared to the lease terms for financial reporting purposes.

The Company has a consolidated net operating loss carryforward of approximately $5,000,000, which will expire between the years 2001 and 2006. Because of the uncertainty of the Company's future operations, and because possible restrictions on the application of the net operating losses against future profits are being researched due to ownership changes reflected in various stock issuance, no tax benefits are recorded in these financial statements.

                           NOTE 9 - LEASE COMMITMENTS

The Company leases office space for $938 per month under a lease expiring December, 2002. Future minimum lease payments as of December 31, 1999 were $32,830.

The Company leases restaurant space for $3,750 per month under a lease expiring April, 2002. Future minimum lease payments as of December 31, 1999 were $105,000.

The Company leases restaurant space for $1,400 per month under a lease expiring August, 2002. Future minimum lease payments as of December 31, 1999 were $44,800.

The Company acquired assignment of a ten year lease on a restaurant location in San Francisco, California from Cala Hotels, Inc., a related party. Such assignment was valued at $1,000,000, substantially less than the market value of 5,600,000 shares of the Company's stock exchanged for the assignment. The assignment is being amortized over its ten year life.

           NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

As supplemental information to the statement of cash flows, cash paid for interest during the year was none. No income taxes were due during the reporting years. Nor was any interest paid in cash for the year ending December 31, 1999.


              NOTE 11 - CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED
                                 STOCK SERIES A

The Company has outstanding 250,000 shares of series A 10% cumulative convertible redeemable preferred stock, par value $.01, 250,000 shares authorized. Each share of Series A preferred stock converts to one share of common stock at 125% of the registration price. Total dilutive value of 250,000 shares.


             NOTE 12 - CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED
                                 STOCK SERIES AA

The Company has outstanding 1485 shares of Series AA 6% cumulative convertible redeemable preferred stock, par value $.01, 10,000 shares authorized. Each share of Series AA preferred stock converts to 200 shares of common stock. Total dilutive value of 2,000,000 shares.


                            NOTE 13 - CONTINGENCIES

Litigation

The Company has no material litigation as of December 31, 1999.


                          NOTE 14 - SUBSEQUENT EVENTS

In the first quarter of 2000, $739,088 of notes payable by Cala Corporation were retired.

On March 22, 2000 the Company entered into an agreement with Guido Perla and Associates, Inc., naval architects, mechanical and electrical engineers for phase I of the comprehensive design of the prototype Under Sea Hotel. The amount of the contract $570,000.

In January, 2000, Cala Corporation entered into an agreement with the architectural firm of Wemberly, Allison, Tong and Goo to provide consultant services as well as interior design plans for the Under Sea Hotel. The amount of the contract is $200,000.

On March 22, 2000, the Company entered into an agreement with Economic Research Association (ERA), a research organization specializing in travel and leisure activities, to provide world wide feasibility studies for the Under Sea Hotel. The amount of the contract is $75,000.

On January 1, 2000, Cala Corporation sold one of its two remaining Ground Floor Cafes located in downtown Oklahoma City, to Restaurant Acquisition Corp. for $100,000.