Form 10KSB/A
period 1999-12-31
CALA CORP
filed 2000-04-14
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB/A

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



Item 12.  Certain Relationships and Related Transactions:
---------------------------------------------------------

     (A) On October 12, 1999, Mr. Giuseppe Cala acquired the right to be issued 2,500,000 shares of restricted Cala Corporation Common stock in consideration for $25,000 in cash paid into the company as capital, services provided and for the issuance of notes to stockholders in the amount of $426,797. However, Mr. Cala's shares were not issued until after December 31, 1999.

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

         Cala Corporation formerly Creative Restaurant Concepts, Inc

         FINANCIAL STATEMENTS AND
         AUDITOR'S REPORT THEREON




         As of and for the year
         Ending December 31, 1999

                          Hunter, Atkins & Russell, PLC
                            5805 North Grand Suite D
                             Oklahoma City, OK 73118
                                 (405) 843-3964





To the Board of Directors
Cala Corporation
Oklahoma City, Oklahoma



                          Independent Auditor's Report


We have audited the accompanying balance sheets of Cala Corporation as of December 31, 1999 and the related statements of income, cash flows and stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is the express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation as of December 31, 1999 and the results of its operation and it cash flows for the year then ended in conformity with generally accepted accounting principles.


Hunter, Atkins & Russell, PLC
March 30, 2000

                                Cala Corporation
                                  Balance Sheet
                                December 31,1999

                                     ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                      $    96,699
     Inventory                                                           16,069
                                                                    -----------
         Total Current Assets                                           112,768

PROPERTY AND EQUIPMENT, net                                              65,795

OTHER ASSETS
     Organizational costs, net                                            4,000
     Deposits                                                             6,622
     Lease Assignment, net                                              972,330
     Other investments                                                   16,800
                                                                    -----------
         Total other assets                                             999,752
                                                                    -----------

         Total Assets                                               $ 1,178,315
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    82,233
     Accrued expenses                                                   268,642
     Notes payable and current portion of long-term debt                893,635
                                                                    -----------
         Total current liabilities                                    1,244,510

LONG-TERM DEBT, less current of $47,197                                  86,528

STOCKHOLDERS' EQUITY
     Series A 10 % cumulative preferred stock,
        Par value $.01, 250,000 shares authorized,
        Issued and outstanding                                            2,500
     Series AA 6 % cumulative convertible preferred
        Stock, par value $0.0, 10,000 shares authorized,
        1,485 shares issued and outstanding                                 149
     Common Stock - par value $.005, 50,000,000 shares
        authorized, 24,662,156 shares issued and outstanding            123,311
     Additional paid-in capital                                       7,446,903
     Retained Earnings (deficit)                                     (7,724,384)
         Less:  Treasury stock - 4,530 shares at cost                    (1,202)
                                                                    -----------
         Total Stockholders' Equity                                 $ 1,178,315
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