Form 10QSB
period 2000-03-31
CALA CORP
filed 2000-05-15
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



 [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


Commission file number  01-15109

                                CALA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Oklahoma                                         73-1251800
    ------------------------------                         ------------------
   (State of other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)


                           100 N Broadway, Suite 1890
                         Oklahoma City, Oklahoma 73102
                      ------------------------------------
                    (Address of principal executive offices)

                                 (405) 235-4960
               --------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ___



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                              45,352,404
         Par Value $0.005                     Shares outstanding as of
             per share                            March 31, 2000


Transitional Small Business Disclosure Format        Yes __    No _X_


                                Cala Corporation
                                  Balance Sheet
          Comparative Balances for December 31,1999 and March 31, 2000
                                    Unaudited


                                     ASSETS

                                                                March 31, 2000     December 31, 1999
                                                                --------------     -----------------
CURRENT ASSETS
     Cash and cash equivalents                                    $    61,670         $    96,699
     Accounts Receivable                                               95,754                --
      Inventory                                                         9,578              16,069
                                                                  -----------         -----------
         Total Current Assets                                         167,002             112,768

PROPERTY AND EQUIPMENT, net                                            63,700              65,795

OTHER ASSETS
     Organizational costs, net                                           --                 4,000
     Deposits                                                          10,548               6,622
     Lease Assignment, net                                            947,331             972,330
     Other investments                                              1,512,161              16,800
                                                                  -----------         -----------
         Total other assets                                         2,470,040             999,752

         Total Assets                                             $ 2,700,742         $ 1,178,315
                                                                  ===========         ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $    80,670         $    82,233
     Accrued expenses                                                 122,834             268,642
     Notes payable                                                    414,783             893,635
                                                                  -----------         -----------
         Total current liabilities                                    618,287           1,244,510

LONG-TERM DEBT, less current of $47,197                                  --                86,528

STOCKHOLDERS' EQUITY
     Series A 10 % cumulative  preferred stock,
        Par value $.01,  250,000 shares authorized,
        Issued and outstanding                                          2,500               2,500
     Series AA 6 % cumulative convertible preferred
        Stock, par value $0.10, 10,000 shares
        authorized,  1,485 shares issued and outstanding              148,500                 149
     Common Stock - par value $.005, 50,000,000 shares
        authorized, 45,352,404 shares issued and outstanding          226,762             123,311
     Additional paid-in capital                                     9,672,514           7,446,903
     Retained Earnings (deficit)                                   (7,966,621)         (7,724,384)
         Less:  Treasury stock - 4,530 shares at cost                  (1,202)             (1,202)
                                                                  -----------         -----------
         Total Stockholders' Equity                               $ 2,700,742         $ 1,178,315
                                                                  ===========         ===========



                                             Cala Corporation
                                         Statement of Operations
              For the Year Ended December 31, 1999 and the Three Months Ended March 31, 2000
                                                Unaudited

                                                             March 31, 2000           December 31, 1999
                                                             --------------           -----------------

REVENUES                                                      $   140,289                $   978,322

COST OF SALES                                                      89,217                    365,103
                                                              -----------                -----------

GROSS PROFIT                                                       51,072                    613,219

OPERATING COSTS AND EXPENSES
         General, selling, and administrative                     308,550                    474,544
         Maintenance & Operations                                  49,267                    580,058
         Depreciation                                               9,718                     63,331
         Amortization                                              24,999                     27,670
                                                              -----------                -----------
                  Total Expenses                                  392,534                  1,145,603
                                                              -----------                -----------

         Net Loss (before extra-ordinary items)                   341,462                    532,384

EXTRA-ORDINARY ITEMS
         Gain on sale of Restaurant                                96,225                       --
         Forgiveness of Debt                                        3,000                       --
                                                              -----------                -----------

         Net Loss (after extra-ordinary items)                $  (242,237)               $  (532,384)
                                                              ===========                ===========

Loss per share                                                $    (0.005)               $     (0.04)
                                                              ===========                ===========

Fully Diluted Loss Per Share                                  $    (0.005)               $     (0.04)
                                                              ===========                ===========





                                            Cala Corporation
                                         Statement of Cash Flows
              For the Year Ended December 31, 1999 and the Three Months Ended March 31, 2000
                                                Unaudited

                                                                   March 31, 2000          December 31, 1999
                                                                   --------------          -----------------

Cash flows from operating activities                                $   242,237               $   532,384
     Net loss

Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
         Depreciation and amortization                                   34,717                    91,001
Changes in assets and liabilities
     (Increase) decrease in:
         Accounts Receivable                                            (95,754)                     --
         Inventory                                                        6,491                    (2,503)
         Deposits and Organizational Costs                                3,926                    22,830
     Increase (decrease) in
         Accounts Payable                                                (1,563)                  (99,102)
         Accrued expenses                                              (145,808)                  128,053
                                                                    -----------               -----------
                                                                       (197,991)                  140,279
                                                                    -----------               -----------
         Net cash used by operating activities                      $   440,228               $   392,105
                                                                                              -----------

Cash flows from investing activities
     Purchase and disposal of property/equipment                    $    26,945               $    78,895
     Acquisition of other investments                                 1,496,361                (1,000,000)
                                                                    -----------               -----------
         Net cash used by investing activities                       (1,523,306)                 (921,105)
                                                                                              -----------
Cash flows from financing activities
     Principal payments on long term debt                           $  (478,852)              $   (80,203)
     Issuance of stock                                                2,477,415                 1,494,637
    Error Correction                                                       --                        (900)
         Net cash provided by financing activities                    1,998,563                 1,413,534
                                                                                              -----------

Net decrease/increase in cash and cash equivalents                  $    35,029               $   100,324

Cash and cash equivalents at beginning of period                         96,699                    (3,625)
                                                                    -----------               -----------

Cash and cash equivalents at end of period                          $    61,670               $    96,699
                                                                    ===========               ===========

Supplemental cash flow information:
Cash paid during the year for interest                              $         0               $         0
                                                                                              ===========

Cash paid during the year for income taxes                          $         0               $         0
                                                                    ===========               ===========









                                             Cala Corporation
                                    Statement of Stockholders' Equity
                                For the Three Months Ended March 31, 2000
                                                Unaudited



                                    Series A      Series AA            Common Stock                       Retained
                                    Preferred     Preferred     -----------------------      Paid-in      Earnings       Treasury
                                      Stock         Stock        Shares         Amount       Capital      (Deficit)        Stock
                                   -----------   -----------    ----------   -----------   -----------   -----------    -----------

Beginning Balance, 1/01/00         $     2,500   $       149    24,662,156   $   123,311   $ 7,446,903   $(7,724,384)   $    (1,202)

Common stock issued for
   Payment of expense debt
   And debt financing                                           20,690,248       105,263     2,372,152

Prior Period Adjustment                              148,351                       1,812       146,539           900

Net Loss                                                                                                    (242,237)      (532,384)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Ending Balance, 3/31/00            $     2,500   $   148,500   $45,352,404   $   226,762   $ 9,672,516   ($7,966,621)   ($    1,202)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========


                                     PART I

                                CALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Item 1.  Business:

     In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (with normal recurring accruals and one time, non-recurring adjustments) necessary to present the financial position as of March 31, 2000 and the results of operations and statements of cash flows for the three months ending March 31, 2000 and it is not necessarily indicative of the results to be expected for the full year.

     A. Presentation of Prior Year Information:

          As of December 31, 1999, the Company owned and operated the following businesses:

                           Two Ground Floor Cafes
                           Located in Oklahoma City

          For further discussion see form 10-KSB for December 31, 1999.

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

Item 2.  Management's Discussion and Analysis of Plan of Operations:

         A.   Operations:

          On January 19, 2000, Cala Corporation announced its plan to design and build the world's first Undersea Resort & Casino. Cala Corporation hired Wimberly, Allison, Tong and Goo, a leading design consultant for the hospitality/leisure and entertainment industry to design the prototype Undersea Resort & Casino. On March 22, 2000 the Company executed a contract with the Naval Architecture firm of Guido Perla and Associates of Seattle, Washington. Also in the 1st Quarter, the Company executed a service contract with Economic Research Associates, San Francisco, California, to conduct worldwide feasibility studies for proposed Undersea Resort & Casino locations.

          On January 19, 2000, Cala Corporation, from its new offices in the Bank One Tower (100 N. Broadway, Suite 1890, Oklahoma City, Oklahoma 73102), announced it had made an offer to the Board of Directors of Twin Hills Golf and Country Club to purchase the Perry Maxwell designed course. On January 25, 2000, Cala Corporation and the Board of Directors of Twin Hills Golf and Country Club executed a "Proposal to Purchase Stock of the Club" letter agreement, which called for Cala Corporation to pay a $15,000 good faith deposit to cover a portion of the Club's costs to be incurred in the proposed acquisition. The letter agreement called for the preparation of a definitive agreement and the initiation of a period of due diligence on the part of both buyer and seller. An initial draft of the definitive agreement was delivered to Cala Corporation February 25, 2000. Upon completion of Cala Corporation's due diligence and review of an extensive study of national golf course values provided by John Del Favero, California business consultant, the Company declined to execute the definitive agreement. Instead, on March 26, 2000, the Company submitted its "Final Offer to Purchase the Twin Hills Golf and Country Club" in the amount of $3.2 million. The Board of Directors of Twin Hills Golf and Country Club voted to reject the $3.2 million offer.

          In January 2000 the Ground Floor Cafe Corporation, a wholly owned subsidiary of Cala Corporation, sold its restaurant located in Leadership Square, downtown Oklahoma City, to Restaurant Acquisition Corp. (RAC) for a combination of cash, stock and debt forgiveness.

          In February 2000, Cala Corporation announced its plans to acquire Cala Hotels, Inc. of Hawaii. Cala Hotels, Inc. had done extensive research and development work on the Undersea Resort & Casino since 1996. Consideration for the transaction was set at $6,000,000 which was to be paid in accordance with a phased, performance related schedule. The first payment calls for the issuance of 10,000,000 shares of restricted common stock.

          On February 15, 2000 the Company engaged the services of Vincienzo Cala of Milan, Italy to complete floor plans and layout drawings of a popular Italian bakery/coffee shop concept. Cala Corporation plans to develop a US version of this business and convert its Nichols Hills Ground Floor Cafe as soon as the drawings are finished. The name selected for the bakery/coffee shop is L'Italiano Caffee.

          In the 1st Quarter, 2000, Cala Corporation filed 10-QSB reports for the March 31, June 30, and September 30, 1999 Quarters. Whereupon, West America Securities of California filed the required C-211 form with the NASD requesting that Cala Corporation be listed on the Over the Counter Electronic Bulletin Board (OTC:BB). In the 1st Quarter 2000, the Company hired Corporate Stock Transfer of Denver, Colorado as its independent stock transfer agent.

          In the 1st Quarter, 2000 the Company experienced lengthy facility related design delays on the Cascina Restaurant project under development near Fisherman's Warf in San Francisco, California.

          Also in the 1st Quarter, Mr. Cala began a program of exchanging the notes payable from Cala Corporation that he acquired in the Fourth Quarter of 1999 transaction between himself and ten (10) of Cala Corporation's (formerly Creative Restaurant Concepts, Inc.) shareholders. In that transaction, outlined in the Company's 12/31/99, 10-KSB, Mr. Cala acquired the rights to 6,210,819 shares of the Company's common stock plus $775,994 in notes payable by (CRC) Cala Corporation. In the 1st Quarter, Mr. Cala retired these notes in exchange for restricted common shares of the Company's stock.

          In addition, the Company retired $38,000 in other notes and accounts payable in the 1st Quarter 2000 through the issuance of 100,562 shares of restricted common stock.

          As of March 31, 1999, the Company operated two Ground Floor Cafes in Oklahoma City, Oklahoma. As of March 31, 2000, the Company operated one Ground Floor Cafe in Oklahoma City, Oklahoma.

          Revenues for the three months ended March 31, 2000 were $140,289 vs. $175,102 for the same period in 1999. The decrease in sales reflects the sale of one Ground Floor Cafe restaurant in January 2000. Costs of goods sold for the first quarter of 2000 were $89,217 or 63.60 % vs. $68,725 or 39.25 % for the same period in 1999. The percentage increase was attributed to accounts payable adjustments made in the first quarter, 2000. General and Administrative costs for the March 31, 2000 Quarter were $308,552 vs. $474,544 for the same quarter last year. The change was attributed to the Company operating one less restaurant in 2000 than 1999, plus the booking of expenses attributable to the various new projects initiated in the 2000 quarter.

B.  Liquidity:

          The Company had a working capital deficit of $451,285 as of March 31, 2000 as compared to a deficit of $1,131,742 as of December 31, 1999. The decrease in deficit is due to the conversion of current debt into common stock.


Part II OTHER INFORMATION
        -----------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are included herein:

     (a) Statement re: Computation of Earnings Per Share.

         (27) Exhibit 27

     The Company did not file any reports on Form 8-K during the quarter.

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CALA CORPORATION


Dated:  May 15, 2000                     By:  /s/  Joseph J. Johnston
                                              ----------------------------------
                                              Joseph J. Johnston, Vice-President

     (a) Statement re: Computation of Earnings Per Share.


                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                             March 31                March 31
                                       -------------------    ------------------
                                              2000                     1999
                                              ----                     ----
Net income (loss) for computing
earnings per common share                  (242,237)              $   (109,991)

Weighted average number of
common shares outstanding
during each period without
dilution                                 45,352,404                 11,143,060

Addition from assumed exercise
of Common Stock warrants                    245,000                    400,500


                                            300,000                    225,000
                                         ----------                 ----------
                                         45,564,404                 11,768,568
                                         ==========                 ==========
Net income per common share

  Without Dilution                      $    (0.005)               $     (0.01)

  Fully diluted                         $    (0.005)               $     (0.01)