Form 10QSB
period 2000-06-30
CALA CORP
filed 2000-08-14
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10QSB


[ X ] QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission file number 0115109
                      --------

                                CALA CORPORATION

             (Exact name of registrant as specified in its charter)

           Oklahoma                                              731251800
           --------                                              ---------
(State of other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

            100 N. Broadway, Suite 1890 Oklahoma City, Oklahoma 73102
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 2354960
                                 -------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock                                       47,933,268
                                                               ----------
          Par Value $0.005                              Shares outstanding as of
              per share                                       June 30, 2000

Transitional Small Business Disclosure Format              Yes     No   X
                                                               ---     ---

                                Cala Corporation
                                  Balance Sheet
                                  June 30, 2000



                                     ASSETS
                                     ------




CURRENT ASSETS
              Cash and Cash Equivalents                              $    12,924
              Accounts Receivable                                        195,698
                                                                     -----------
                          Total Current Assets                                          208,622

PROPERTY AND EQUIPMENT, net                                                              65,164

OTHER ASSETS
              Deposits                                                     7,550
              Other Investments                                        1,682,545
                          Total Other Assets                                          1,690,095
                                                                                    -----------
TOTAL ASSETS                                                                        $ 1,963,881
                                                                                    ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
              Accounts Payable                                       $    31,270
              Accrued Expenses                                             5,235
              Taxes Payable                                               90,503
              Note Payable                                               163,376
                                                                     -----------
                          Total Current Liabilities                                     290,384
                                                                                    -----------
STOCKHOLDERS' EQUITY
              Series A 10% cumulative preferred stock, Par value
                          $.01; 250,000 share authorized, issued,
                          and outstanding
              Series AA 6% cumulative convertible preferred stock,
                          Par value $.01; 10,000 share authorized,
                          1,485 shares issued and outstanding            138,500
              Common StockPar value $.005; 50,000,000 shares
                          authorized, 47,933,268 shares issued and
                          outstanding                                    261,435
              Additional PaidIn Capital                                9,298,138
              Retained Earnings (deficit)                             (8,023,374)
              Less: Treasury Stock  4,530 shares at cost                  (1,202)
                                                                     -----------
                          Total Stockholders' Equity                                  1,673,497
                                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,963,881
                                                                                    ===========



See Accountant's Compilation Report.


                                               Cala Corporation
                                            Statement of Operations
                              For the Quarters ended March 31 & June 30, 2000 and
                                        the Six Months ended June 30, 2000

                                                             Quarter        Quarter      Six Months
                                                          Ended 3/31/00  Ended 6/30/00  Ended 6/30/00
                                                            ---------      ---------     ---------

REVENUES                                                    $ 140,284      $ 155,877     $ 296,161
COST OF SALES                                                  89,217         63,397       152,614
                                                            ---------      ---------     ---------
GROSS PROFIT                                                   51,067         92,480       143,547
                                                            ---------      ---------     ---------

OPERATING COSTS AND EXPENSES
               General, selling, and administrative           173,037        172,931       345,968
               Maintenance and Operation                       49,267         (2,930)       46,337
               Depreciation                                     9,718          9,717        19,435
               Amortization                                    24,999         16,666        41,665
                                                            ---------      ---------     ---------
                           TOTAL EXPENSES                     257,021        196,384       453,405
                                                            ---------      ---------     ---------

NET (LOSS) before Extraordinary Items and Other E           $(205,954)     $(103,904)    $(309,858)
                                                            ---------      ---------     ---------

EXTRAORDINARY ITEMS & OTHER
               Gain on Sale of Restaurant                      96,229                       96,229
               Gain (Loss) on Abandoned Projects              (27,656)        37,926        10,270
               Interest Expense                              (107,858)        13,250       (94,608)
               Forgiveness of Debt                              3,000           --           3,000
                                                            ---------      ---------     ---------
                           TOTAL EXTRAORDINARY ITE            (36,285)        51,176        14,891
                                                            ---------      ---------     ---------

NET (LOSS) AFTER EXTRAORDINARY ITEMS                        $(242,239)     $ (52,728)    $(294,967)
                                                            ---------      ---------     ---------
Loss per Share                                              $ (0.0054)     $ (0.0011)    $ (0.0162)
                                                            ---------      ---------     ---------

Fully Diluted Loss Per Share                                $ (0.0054)     $ (0.0011)    $ (0.0062)
                                                            ---------      ---------     ---------


See Accountant's Compilation Report.


                                                Cala Corporation
                                            Statement of Operations
                For the Year Ended December 31, 1999 and the six months Ended June 30, 2000
                                                    Unaudited

                                                                      June 30, 2000           December 31, 1999
                                                                      -------------           -----------------

REVENUES                                                              $   296,161              $   978,322

COST OF SALES                                                             152,614                  365,103
                                                                      -----------              -----------
GROSS PROFIT                                                              143,547                  613,219

OPERATING COSTS AND EXPENSES
              General, selling, and administrative                        345,968                  474,544
              Maintenance & Operations                                     46,337                  580,058
              Depreciation                                                 19,435                   63,331
              Amortization                                                 41,665                   27,670
                                                                      -----------              -----------
                          Total Expenses                                  453,405                1,145,603

              Net Loss (before extra-ordinary items)                     (309,858)                (532,384)

EXTRA-ORDINARY ITEMS
              Gain on sale of Restaurant                                   96,229                     --
              Gain (Loss) on Abandoned Projects                             3,000                     --
              Interest Expense                                            (94,608)                    --
              Forgiveness of Debt                                          10,270                     --
                                                                      -----------              -----------
              Net Loss (after extra-ordinary items)                   $  (294,967)             $  (532,384)
                                                                      ===========              ===========

Loss per share                                                        $   (0.0062)             $     (0.02)
                                                                      ===========              ===========

Fully Diluted Loss Per Share                                          $   (0.0061)             $     (0.02)
                                                                      ===========              ===========




                                                       Cala Corporation
                                                Statement of Stockholders' Equity
                                               For the 6 Months Ended June 30, 2000
                                                             Unaudited



                                 Series A      Series AA
                                 Preferred     Preferred              Common Stock                         Retained
                                                             ----------------------------    Paid-in       Earnings    Treasury
                                   Stock         Stock         Shares            Amount      Capital       (Deficit)     Stock
                               ------------   ------------   ------------    ------------  ------------  -----------  ------------

Beginning Balance, 1/1/00      $      2,500   $        149   $ 24,662,156         123,311  $  7,446,903   (7,724,384) $     (1,202)





Common stock issued for
     Payment of expense debt
     And debt financing                                        23,271,112         136,312     1,704,696

Prior Period Adjustment                            148,351                          1,812       146,539      (4,023)
Preferred stock exchanged
     2,500 for common
Net (Loss)                           (2,500)       (10,000)                                                (294,967)
                               ------------   ------------   ------------    ------------  ------------  -----------  ------------
Ending Balance, 6/30/00        $       --     $    138,500   $ 47,933,268         261,435  $  9,298,138   (8,023,374) $     (1,202)
                               ============   ============   ============    ============  ============  ===========  ============


                                   See accountants' report and notes to financial statements.


(a)     Statement re:     Computation of Earnings Per Share.

                                          SIX MONTHS ENDED      SIX MONTHS ENDED
                                           June 30, 2000          June 30, 1999
                                           -------------          -------------
                                                2000                   1999
                                                ----                   ----
Net income (loss) for computing

earnings per common share                     (294,967)              (243,770)

Weighted average number of
common shares outstanding
during each period without
dilution                                    47,933,268             11,498,076

Addition from assumed exercise
of Common Stock warrants                       245,000                   --

Addition from concession of
Series AA 6% cumulative
Convertible Preferred                          300,000                300,000
                                            ----------             ----------

Net income per common share                 48,478,268             11,798,076
                                            ==========             ==========
Without Dilution                            $  (0.0062)            $    (0.02)

Fully diluted                               $  (0.0061)            $    (0.02)

                                Cala Corporation
                   Notes To Consolidated Financial Statements


Item 1.  Business:

         In the opinion of the Company, the accompanying unaudited financial statements contain adjustments (including normal, recurring accruals and onetime, nonrecurring adjustments) necessary to present the financial position as of June 30, 2000 and the results of operations and statements of cash flow for the six months ending June 30, 2000. These results are not necessarily indicative of the results to be expected for the full year.

     A. Presentation of Prior Year Information:

                  As of December 31, 1999, the Company owned and operated the following businesses:

                           Two Ground Floor Cafe Restaurants located in Oklahoma City

                  For further discussion, see form 10KSB for December 31, 1999

     B. Accounting Policies:

                           During interim periods the Company follows the
                  accounting policies set forth in its consolidated financial statements included in its annual report on Form 10KSB. Reference should be made to these financial statements for information on such accounting policies and further financial details.

Item 2:  Management's Discussion and Analysis of Plan of Operation:

     A. Operations:

                           Plans for the Undersea Resort and Casino previously
                  announced on January 19, 2000 continue to develop. Economic Research Associates of San Francisco, California is preparing an economic feasibility report on 13 possible worldwide sites. That report is due to be delivered in August, 2000.

                           The plans and specifications for the Italian bakery
                  and coffee shop are being coordinated by Vincenzo Cala of Milan, Italy were completed and delivered to a prospective landlord in Lexington, Kentucky in late July, 2000.

                  Prospective sites for the first bakery and coffee shop in the U.S. are being evaluated in Oklahoma City and San Francisco.

                           On June 6, the Company announced its plan to
                  discontinue development of the Cascina Restaurant previously reported as under development by Cala Corporation. Cascina was acquired from Guisippe Cala and Gary Modafferi in exchange for
                  5.8 million shares of restricted common stock. Upon the discontinuance of this project, those shares were surrendered to the Company.

                           On May 18, 2000 the Company announced obtaining
                  preliminary approval to purchase Costanzo Industries, a large construction company currently operating under the direction of Prefetto Santoro of the Italian government in Rome. Costanzo Industries is a leading contractor in Southern Italy.

                           In a related announcement, the Company became the
                  primary bidder on a 23story office complex located in the heart of the financial district in Naples, Italy. The building is in government receivership and has a reported occupancy of 99% and approximately $2 million in gross annual revenues.

                           On May 31 and June 1 respectively, Cala Corporation
                  announced signing agreements to codevelop, along with the Italian architectural firm AGS, srl., a $150 million hotel and a $247 million water treatment plant in Istanbul, Turkey. Mr. Cala will work closely with the principals of AGS, srl. to act as the coordinating developer on these fee generating projects.

                           On June 6, Cala Corporation reported the purchase of
                  51% of the 50yearold San Giuseppe Molino Mill and bakery located in Sicily. The mill at San Giuseppe is famous for its "farina" formulation of flour. Mr. Cataldo Riggi was issued 500,000 shares of restricted common stock as compensation for the transaction. Plans call for exporting of the mills' flour to the United States for sale to bakeries and for use in the Company's bakery and coffee shop operation.

                           On June 7, 2000, Cala Corporation announced its plan
                  to purchase a 51% interest in BTec of Italy. BTec of Italy is the licensee of ETec, U.S.A., the maker of 28 types of batteries. Cala Corporation's plans call for BTec's technology to be evaluated by Dottore Allessandro Aitala for submission as a unique process of battery manufacture that will qualify for government funding sufficient to equip and build a plant in San Cataldo, Sicily. As of this writing, the technology is still being evaluated. If the plant is constructed, it plans to employ approximately 600 people and can produce up to 4.5 million battery units per year.

                           On June 8, the Company announced its plan for a 1.0
                  million share buy back of Cala Corporation's common stock. June 29, the Company reported the voluntary return, cancellation and buy back of the Company's common stock totaling 9.7 million shares.

                           On June 19, 2000, Standard and Poors Corporate
                  Records publication, a 75yearold, widely respected authoritative source of information about publicly held companies, approved Cala Corporation for inclusion in its publication. Corporate Records Publications serves as a recognized securities manual in 35 states for Blue Sky/Manual Exemption trading.

                           In June 2000, Mr. Cala retired $258,230 in notes
                  payable in exchange for 11,863,486 shares of restricted common stock. These notes were generated as a result of the debt retirement of notes owed to former noteholders.

                           As of June 30, 2000, the Company operated the Ground
                  Floor Cafe located in Nichols Hills Plaza in Oklahoma City, Oklahoma.

                           Revenues for the six months ended June 30, 2000, were
                  $296,161 vs. $993,823 for the same period in 1999. The decrease in revenue in 2000 vs. 1999 is due to the two Crocketts BBQ Restaurants operated in 1999 being sold in August and September 1999 and one Ground Floor Cafe (Leadership Square OKC) sold by the Company on December 31, 1999. Cost of goods sold for the six months were $152,614 or 51.5% vs. $421,185 or 42.3% for the same period in 1999. The increase in the cost of goods percentage from 1999 to 2000 is due primarily to increased ingredient costs at the Ground Floor Cafe in Nichols Hills, OK.

                           General and Administrative costs for the six months
                  ended June 30, 2000, were $345,968 vs. $635,334 for the same period in 1999. This decrease is due primarily to the fact that no shares were issued in the June, 2000 period as incentives to noteholders to renew their notes. Almost all of the notes have been retired. Notes payable on December 31, 1999 were $893,635 have been reduced to $163,376 on June 30, 2000. Of the $163,376 notes payable on 6/30/2000, Mr. Cala is owed $51,730.

     B. Liquidity

                           The Company had a working capital deficit of $81,762
                  as of June 30, 2000 compared to a deficit of 1,131,742 as of December 31, 1999. The reduction in working capital deficit is due primarily to the company's success in converting debt into its shares of common stock.


Part II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8K

                  The following exhibits are included herein:

                  (a)      Statement re: Computation of Earnings Per Share

                  (27)     Exhibit 27

                  (b) The Company did not file any reports on Form 8K during the quarter.

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CALA CORPORATION



Dated: 8-11-00                         By:  /s/  Joseph J. Johnston
     ----------------------               ------------------------------
                                                 Joseph J. Johnston,
                                                 Vice President