Form 10QSB
period 2000-09-30
CALA CORP
filed 2000-11-14
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000.

Commission file number 01-15109
                       --------

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

                           100 N. Broadway, Suite 1890
                          Oklahoma City, Oklahoma 73102
                     --------------------------------------
                    (Address of principal executive offices)


                                 (405) 235-4960
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed out all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such sorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate the number of shares outstanding of each of our issuer's classes of common stock, as of the latest practicable date.

             Common Stock                              47,918,748
             Par Value $0.005                          Shares outstanding as of
             Pre Share                                September 30, 2000

     Transitional Small Business Disclosure Format   Yes        No    X
                                                         -----      -----

                                Cala Corporation
                                  Balance Sheet
        Comparative Balances for December 31, 1999 and September 30, 2000


                                     ASSETS
                                     ------
                                                       UNADUDITED      AUDITED

                                                      September 30, December 31,
                                                          2000          1999
                                                      ----------      ----------
CURRENT ASSETS
    Cash and cash equivalents                         $   83,103      $   96,699
    Accounts Receivable                                  131,476
    Inventory                                                             16,069
                                                      ----------      ----------
                                                      $  214,579      $  112,768

PROPERTY AND EQUIPMENT, net                           $   56,423      $   65,795

OTHER ASSETS
       Organizational cost, net                                       $    4,000
       Deposits                                       $    7,550           6,622
       Lease Assignments net                                             972,330
       Other Investments                                                  16,800
            A.P.O.L. srl                                   5,917
            B'Tec of Italy                                87,962
            San Giuseppe Molino                          158,582
            Cala Corporation of Italy                     15,500
            Golf Course (lL Picciolo)                  3,050,143
            L'Italiano Cafe                              184,761
            Non-Profit Foundation                          9,000
            Pedana Construction Co.                      361,822
            Undersea Hotel                             1,266,022

              Total Other Investments                  5,139,709         999,752
                                                      ----------      ----------
              Total Assets                            $5,418,261      $1,178,315
                                                      ==========      ==========



                                       Cala Corporation
                                          Balance Sheet
              Comparitive Balances for December 31,1999 and September 30, 2000

                              LIABILITIES AND STOCKHOLDERS EQUITY
                              -----------------------------------


                                                                   Unaudited                Audited
                                                               September 30, 2000      December 31, 1999
                                                               ------------------      -----------------
CURRENT LIABILITIES
   Accounts payable                                              $    35,183             $    82,233
   Accrued expenses                                                    5,235                 268,642
   Taxes payable                                                      93,440
   Notes payable                                                     204,075                 893,635
                                                                 -----------             -----------
     Total current liabilities                                   $   337,933             $ 1,244,510

LONG-TERM DEBT                                                   $ 3,310,000             $    86,528

STOCKHOLDERS' EQUITY
   Series A 10% cumulative preferred
   stock, Par value $.01, 250,000 shares
   authorized, and No shares issued and outstanding                     --                     2,500
   Series AA 6% cumulative convertible preferred
   Stock, par value $0.10,10,000 shares authorized
   1,385 shares issued and outstanding
   Common stock - par value $.005,50,000,000 shares                  138,500                     149
   Authorized 47,918,748 shares issued and outstanding               239,594                 123,311
   Additional paid-in capital                                      9,421,669               7,446,903
   Retained Earnings Bakery, Minority Interest (deficit)             (34,378)
   Retained Earnings Pendana Constr, Minority Int.(deficit)         (107,437)
   Retained Earning (deficit)                                     (7,885,042)             (7,724,384)
          Less: Treasury Stock - 4,530 shares at                      (2,578)                 (1,202)
                                                                 -----------             -----------
                Total Stockholders' Equity                       $ 5,418,261             $ 1,178,315



                                         Cala Corporation
                                      Statement of Operations
        For the Year Ended December 31,1999 and the nine months Ended September 30,2000
                                              Unaudited

                                                            September 30, 2000        December 31, 2000
                                                            -------------------      -----------------

REVENUES                                                       $ 1,480,906               $   978,322
COST OF SALES                                                    1,027,971                   365,103
                                                               -----------               -----------
GROSS PROFIT                                                   $   452,935               $   613,219

OPERATING COSTS AND EXPENSES
           General, selling, and administrative                $   488,453               $   474,544
           Maintenance and operation                                63,102                   580,058
           Depreciation                                             28,176                    63,331
           Amortization                                             41,665                    27,670
                                                               -----------               -----------
                  Total Expenses                               $   621,396               $ 1,145,603

           Net Loss (before extra-ordinary items)                 (168,461)                 (532,384)

EXTRA-ORDINARY ITEMS
           Gain on Sale of Restaurant                               96,229                      --
           Gain (loss) on Abandoned Projects                        10,272                      --
           Forgiveness of Debt                                       3,000                      --
           Interest Expense                                    $   (97,675)                     --
                                                               -----------
               Total extra-ordinary items                           11,826                         0

          Net (loss) after extra-ordinary items                   (156,635)                 (532,384)

          Loss Per Share                                           (0.0033)                    (0.04)

              Fully Diluted Loss Per Share                         (0.0033)                    (0.04)




                                            Cala Corporation
                                        Statement of Cash Flows
                               For the Year Ended December 31, 1999 and
                               The Nine Months Ended September 30, 2000
                                                Unaudited

                                                                 September 30, 2000        December 31, 1999
                                                                 ------------------        -----------------

Cash flows from operating activities
   Net Loss                                                        $  (156,635)             $  (532,384)
   Net Loss - Bakery                                                   (34,378)
   Net Loss - Construction                                            (107,437)

Adjustments to reconcile net income to net cash
   Provided by operating activities:
        Depreciation and Amortization                                   69,841                   91,001

Changes in Assets and Liabilities
   (Increase) decrease in:
        Accounts Receivable                                           (131,476)                    --
        Inventory                                                       16,069                   (2,503)
        Deposits and Organizational Costs                                3,072                   22,830
   Increase (decrease) in:
        Accounts Payable                                               (47,050)                 (99,102)
        Accrued Expenses                                              (169,967)                 128,053
                                                                   -----------              -----------
                                                                      (259,511)                 140,279

   Net Cash used by Operating activities                              (557,961)                (392,105)
                                                                   -----------              -----------

Cash flow from Investing Activities
       Purchase of disposal of property/equipment                       18,804                   78,895
       Acquisition of other investments                              4,192,244               (1,000,000)
                                                                   -----------              -----------
       Net cash used by investing activities                        (4,211,048)                (921,105)
                                                                   -----------              -----------

Cash flows form financing activities
       Principal payments on long term debt                          2,533,912                  (80,203)
       Issuance of stock                                             2,225,524               (1,949,637)
       Error correction                                                 (4,023)                    (900)
                                                                   -----------              -----------
       Net cash provided by financing activities                     4,755,413                1,413,534
                                                                   -----------              -----------

Net (decrease)/increase in cash and cash equivalents               $   (13,596)             $   100,324

Cash and cash equivalents at beginning of period                        96,699                   (3,625)
                                                                   -----------              -----------

Cash and Cash equivalents at end of period                         $    83,103              $    96,699
                                                                   -----------              -----------

Supplement cash flow information:
          Cash paid during the year for interest                   $    97,675
          Cash paid during the year for income taxes
See Accountant's Compilation Report



                                                 Cala Corporation
                                          Statement of Stockholders' Equity
                                    For the Nine Months Ended September 30, 2000
                                                    Unaudited



                              Series A      Series AA            Common Stock                              Retail
                             Preferred      Preferred        ----------------------         Paid-in        Earnings       Treasury
                               Stock          Stock          Shares          Amount         Capital       (Deficit)        Stock
                               -----          -----          ------          ------         -------       ---------        -----

Beginning Balance, 1/1/00    $    2,500    $      149      24,662,156    $    123,311    $  7,446,903   ($ 7,724,384)   $  (1,202)

Common Stock issued for
   Payment of expense debt
   And debt financing                                      23,256,592         118,095       2,121,305

Prior Period Adjustment                       148,351                          (1,812)       (146,539)        (4,023)
Preferred Stock Exchange
   2,500 for common              (2,500)      (10,000)                                                                     (1,376)
Net (loss)                         --            --              --              --              --         (298,450)        --
                             ----------    ----------    ------------    ------------    ------------   ------------    ---------
Ending balance,6/30/00       $     --      $  138,500      47,918,748    $    239,594    $  9,421,669   $ (8,026,857)   $  (2,578)
                             ----------    ----------    ------------    ------------    ------------   ------------    ---------



                            See accountants' reports and notes to financial statements.


                                Cala Corporation
                    Notes to Consolidate Financial Statements

Item 1. Business

     In the opinion of the company, the accompanying unaudited financial statements contain adjustments (including normal, recurring accruals and one-time non-recurring adjustments) necessary to present the financial position as of September 30, 2000 and the results of operations and statements of cash flow for the nine months ending September 30,2000. These results are not necessarily indicative of the results to be expected for the full year.

     A.   Presentation of Prior Year Information:

               As of December 31,1999, the company owned and operated the following businesses:
                    Two Ground Floor Cafe Restaurants Located in Oklahoma City

               For further discussion, see from 10-KSB for December 31,1999

     B.   Accounting Policies:

               During interim periods the Company followed the accounting policies set forth in its consolidated financial statements included in its annual report on form 10-KSB. Reference should be made to these financial statements for information on such accounting policies and further financial details.

Item 2: Managements Discussion and Analysis of Plan of Operation:

     A.   Operations:

               Development of Cala Corporations, Undersea Resort continues as Economic Research Associates (ERA) completed its previously commissioned feasibility study. ERA's report established that the Undersea Resort should accommodate certain elements to insure its success. The report stated that the resort should be located at a site that provides a superior marine habitat and incorporates an attractive venue featuring special underwater learning experiences and has active participation\entertainment elements that attract both adventure seeking and luxury travelers.

               The Undersea Resort should be comprised of three distinct yet related experiences.

               First, the Undersea "Habitat" Hotel will feature approximately 80 staterooms on two levels. The rooms will be spacious and have large viewing windows directly into the open ocean. The rooms are estimated to be at 13' and 22' feet below sea level.

               Second, the Sea Observatory, which will start at sea level and descend to each of the oceans levels, will incorporate education and live underwater demonstration elements. Thirdly, the undersea Scientific Observatory will provide a unique resource for oceanographers and biologists to observe sea life in a 24 hour setting. Several universities told ERA that they have a strong interest in participating in a program of enhancement projects for undersea environments.

               On September 19, Cala Corporation announced that Mr. John Del Favero an international marketing and technology research expert, agreed to serve as President of the Advisory Board for the Undersea Resort. On October 2, Cala Corporation and John Del Favero announced that one of the worlds leading space engineers, Maxwell W. Hunter, had agreed to serve as Chairmen of the Advisory Board for the Undersea Resort. Among his many accomplishments, Mr. Hunter spent over four decades in various senior positions of responsibility in the aerospace industry during which he was a Presidential Advisor on U.S. National space policy. He also was responsible for the Douglas Aircraft Companies space efforts, including the reliable Delta launch vehicle and the Saturn S-IV stage of the Apollo moon rocket program.

               Mr. Hunter is a recipient of numerous awards including the NASA Public Service Medal and the renowned Werhner von Braun Memorial Award of the National Space Society for "life long contributions to the fields of rockets, missile and spaceflight".

               On September 18, the Company announced that it was divesting its interest in B-Tec of Italy in order to concentrate its resources in hospitality and related business. In addition, a previously announced effort to purchase a 23-story office complex in Naples was terminated when management's efforts to negotiate a debt restructuring of the building creditors proved unsuccessful.

               On September 11, Cala Corporation announced it had acquired the Etna Hotel Companies, which own and operate the El Picciolo Golf Course, a par 72 scenic golf course located in Sicily and designed by Luigi Rota Caremoli.

               In related developments, Cala Corporation announced it was acquiring controlling interest in Spa Resorts International to head up the development of an All Suite -World Class Spa near the El Picciolo Golf Club which would act as a prototype for Cala Corporation strategy of building and franchising hotels and spas internationally.

               Other announcements during the quarter include the delay of the Companies bid submission and acceptance for control of Costanzo Industries, a large construction company base in Southern Italy. Because of reported confusion in the Italian court system, biding has been delayed and revised bids are being sought for the various parts of Costanzo Industries. In a related matter Cala Corporation acquired controlling interest in Pendana Castrufer, a boutique construction company based in Sicily.

     Revenue from continuing operations for the third Quarter, 2000 were $1,184,745 vs. $215,515 for the same Quarter in 1999. This 450% increase is due to Cala Corporations previously announced acquisitions of the controlling interests of San Giuseppe Molino Mill\Bakery, Etna (IL Picciolo) Golf and Country Club and Pedana Costrufer Construction Company. Cost of goods sold ended September 30, 2000 for the nine months were $1,027,971 or 69.4% vs. $91,422 or 42% for continuing operations for the same period of 1999. General and Administrative cost for the nine-month ended September 30, 2000 were $488,453 vs. $953,468 for the same period in 1999. This decrease is due previously to the fact that shares of common stock were sold as incentives to note holder in 1999 to renew their notes from the company.

     As of September 30, 2000, Cala Corporation operated the San Guiseppe Molino Mill\Bakery in Sicily, Pendana Castrufur Construction Co., the El Picciolo Golf Club and the Ground Floor Cafe located in Nichols Hills Plaza in Oklahoma City, Oklahoma.

     B.   Liquidity

               The company had a working capital deficit of $123,354 as of September 30, 2000 compared to a deficit of $1,131,742 as of December 31, 1999. The reduction in working capital deficit is due primarily to the company's success in converting debt into equity.





Part II OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

        The following exhibits are included herein:

              (a)  Statement re: Computation of Earnings Per Share

             (27)  Exhibit 27

              (b) The Company did not file any report form on Form 8-K during the quarter.

(a) Statement re: Computation of Earnings Per Share.

                                                NINE MONTHS        NINE MONTHS
                                                  ENDED               ENDED
                                               September 30,       September 30,
                                                   2000                1999
                                               -------------       ------------

Net income (loss) for computer                 $   (156,635)       $   (356,823)
Earning per common share


Weighted average number of                       47,068,140          15,290,576
Common share outstanding
During each period without
Dilution

Addition form assumed Exercise                         --               400,500
Of common stock warrants

Addition from concession of                         225,000             225,000
Series AA6% cumulative
Convertible preferred
                                               ------------        ------------
                                                 47,293,140          15,916,176
Net income per common share
Without dilution                               $    (0.0033)       $      (0.02)

Fully diluted                                  $    (0.0033)       $      (0.02)

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CALA CORPORATION



Dated: November 10, 2000                  By: /s/  Joseph J. Johnston
                                              ----------------------------------
                                              Joseph J. Johnston, Vice President