Form 10KSB
period 2000-12-31
CALA CORP
filed 2001-04-24
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 01-15109

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

                                 (405) 235-4960
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock $.005 par value
                          ----------------------------
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this form 10-KSB.(X)

     The aggregate market value of voting common stock held by non-affiliates was $7,740,489 on December 31, 2000 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service. (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of issuer's common stock, par value $.005,as of December 31, 1999 was 48,702,262.

Transitional Small Business Disclosure Format (check one)    Yes     No X













                                     Part I


Item 1. Business:

          In October, 1999, Joseph Cala became Chairman and CEO of Creative Restaurant Concepts, Inc. In November, 1999 Creative Restaurant Concepts, Inc. changed its name to Cala Corporation.

          In the First Quarter, 2000, the Company entered into a series of letters of intent designed to establish itself as an international developer and operator of hospitality and other businesses throughout the world. In January, 2000 the Company announced plans to concentrate development activities for the Undersea Resort/Casino. Economic Research Associates of San Francisco, California was hired to prepare an economic feasibility report and potential of locating these facilities in various places around the world. Throughout the balance of the First Quarter and into the Second Quarter, the Company announced and pursued its intent to acquire various businesses including Costanzo, Industries, whose operations were being over-seen by a department of the Italian government. In May, 2000 the Company announced and later aborted an acquisition of a 23-story office complex located in downtown Naples.

          In June, 2000 the Company announced the acquisition of a 51% interest in the San Giuseppe Molino Mill and Bakery as well as a 51% interest in B-Tec of Italy, a licensee of E-Tec, U.S.A., the manufacturer of 28 types of batteries. The technology used in the manufacturer of B-Tec's batteries did not qualify for sufficient funding to construct and build a plant in San Cataldo and the 51% ownership was sold to the U.S. based minority partner. In the Second Quarter, the Company also announced a 1.0 million share voluntary return, cancellation and buy back program and qualified for listing in Standard and Poors Corporate records publication. Corporate Records serves as a recognized securities manual in 35 states for Blue Sky/Manual Exemption trading.

          Also in the Second quarter, the Company announced several potential joint-venture developments which were later abandoned at the time that the Costanzo, Industries acquisition was withdrawn from the market by the Italian government to clarify the bidding criteria. Costanzo, Industries continues to be operated under the supervision of a department of the Italian government. In the Second Quarter Mr. Cala retired $258,000 in notes payable by the company.

          In September, 2000 Economics Research Associates completed it's previously commissioned feasibility study on the Company's undersea Resort/Casino. The results of the report were encouraging and Mr. John Del Favero, agreed to serve as President of the Advisory Board for the Undersea project. In October, Mr. Maxwell Hunter agreed to serve as Chairman of the Advisory Board. Also in the Third Quarter, the company announced the acquisition of 51% of Il Picciolo Golf Club and Hotel in Sicily. In the Third Quarter, the company also completed the acquisition of a 51% interest in and control of management for Pedana Costrafur, a niche construction company specializing in smaller projects.

          In the Fourth Quarter, 2000, Cala Corporation entered negotiations to acquire a 51% interest in Mancini, Olive Oil Company (I.M.O.I.L., srl.), continued its research toward the design and location of the Undersea Resort and prepared to initiate a hospitality industry program of scholarship opportunities for under priviledged kids. Subsequent to the end of the Forth Quarter, management made the decision to concentrate its resources on the Mancini Olive Oil acquisition and divest the ownership of the companies acquired in the Third Quarter.


          As of January 1, 2000 the company owned and operated one Ground Floor Cafe located in the Nichols hills plaza in Oklahoma City, Oklahoma. In the Third Quarter of 2000, the Company acquired a 51% interest in the San Giuseppe Molino Mill and Bakery, a 51% interest and control of management in Pedana Costrafur Construction Company and a 51% interest in the Il Picciolo Golf Club and Hotel.



          As of December 31, 2000 the Company had disposed of its interests in the San Giuseppe Molino Mill and Bakery, the Il Picciolo Golf Club and Hotel and its interests in Pedana Costrafur. The Company closed the Ground Floor Cafe as of December 31, 2000. On December 31, 2000, Cala Corporation owned the rights to the Undersea Resort it acquired in the Cala Hotel acquisition reported earlier in the year and the Cala Non-Profit Organization.


     Operations:

          Cala Corporation provides its businesses with standard operating specifications for the operation of each business. It provides its hospitality businesses with standard operating specifications for the preparation and service of food and beverages plus specifications for the maintenance of the premises and proper employee conduct.

          Cala Corporation is not dependent on particular suppliers for its food, beverages or other products and believes there are numerous suppliers from which it can obtain similar products at comparable prices. Cala expects to be able to offset cost increases in its ingredients by increasing the retail prices of its products or services. Specifically, food, beverage and paper goods inventory in its hospitality businesses usually will not exceed the value of one week's sales.


     Marketing:

          Marketing activities for Cala Corporation businesses are handled on a local basis. The Company does not now, nor does it plan to manage a nationwide marketing or advertising program.


     Employees:

          As of December 31, 2000, the Company had 6 full time employees.


     Competition:

          Cala Corporation and its predecessor companies have competed with numerous companies engaged in the business of operating hospitality and constructions companies, hotels and restaurants. Many construction and food service/hospitality companies compete for customers which existing and previous Cala Corporation businesses were designed to attract. Additionally, any Cala Corporation business will be subject to changes in eating habits or customer preferences as well as the effects of local, regional, national and international economic conditions that can influence spending habits.

          Many of Cala Corporation's competitors are better known, better capitalized and have greater financial resources, more experienced organizations with a greater number of employees than Cala Corporation. Management believes, however, that the quality of its products in it's existing and former businesses, the quality of management in the companies it acquires an interest in, and the experience of it's own senior management, will enable Cala Corporation to continue to compete in the future in the market.


     Regulation:

          Cala Corporation's businesses are subject to licensing and regulation by various departments of alcohol licensing, health, sanitation, permitting, zoning, fire, building, planning, traffic and revenue of the states and municipalities in which these businesses operate. Delays in obtaining, or denials of, necessary licenses or permits, or approvals of Company projects could have a material impact on Cala Corporation's growth. Furthermore, any expansion of certain of Cala Corporation's hospitality businesses through the sale of licenses or franchises is subject to federal, state and local franchiser disclosure laws.

Item 2. Properties:

          Cala Corporation's main office is located at BankOne Center 100 Broadway Suite 1890 Oklahoma City, OK. 73102 and Two N. First Street, San Jose, California, 95113. The Company has a one year lease on 980 square feet of commercial space. The Company has office affiliations in Milan, Italy and Honolulu, Hawaii.

          Cala Corporation has no restaurant or other business locations as of it's divestiture of it's acquisitions effective December 31, 2000.


Item 3. Legal Proceedings

          Ben E. Keith has sued the predecessor company alleging it is responsible for food purchase invoices generated prior to the predecessor company being involved in Crockett's smokehouse.


Item 4. Submission of Matters to a Vote of Security Holders:

          There were no matters submitted to a vote of security holders in 2000.



                                     PART II

Item 5. Market for Registrants Common Stock and Related Stockholder Matters:

                                          Common Stock
                                              Bid
                                     High               Low
                                     ----               ---
     1999
          First Quarter              0.05              0.01
          Second Quarter             0.06              0.01
          Third Quarter              0.08              0.01
          Fourth Quarter             0.75              0.13

     2000
          First Quarter              0.75              0.55
          Second Quarter             0.65              0.30
          Third Quarter              0.50              0.20
          Fourth Quarter             0.25              0.18


          As of December 31, 2000, the Company's issued and outstanding common stock was held by 466 holders of record.

          Cala Corporation, or any of its predecessor companies has never declared a cash dividend on its common stock. It is the present policy of Cala Corporation not to pay cash dividends on its common stock. Any payment of cash dividends in the future will be dependent upon the prior payment of dividends on its outstanding Preferred Stock, the amount of funds legally available thereof, Cala Corporation's earnings, financial condition, capital requirements and other factors, which Cala Corporation's Board deem relevant.


Item 6. Management's Discussion and Analysis of Operations:

          Results of Operations: During 2000, the Company owned and operated the Ground Floor Cafe in Nichols Hills Plaza, Oklahoma City, Oklahoma and other for the times indicated.

o        Ground Floor Cafe - Nichols hills plaza - 1/1/2000 - 12/10/2000

o        San Giuseppe Molino Mill and Bakery - Sicily - 7/1/2000 - 12/31/2000

o        Il Picciolo Golf Club - Sicily - 7/1/2000 - 12/31/2000

o        Pedana Costrafur Construction Company 7/1/2000 - 12/31/2000


Item 7. Financial Statements:

          The financial statements and schedules are included herewith.


Item 8. Changes in, Disagreements with Accountants on Accounting and Financial
Disclosure:

          The company has changed auditing firms from 1999, Hunter, Atkins, Russell of Oklahoma City to Roger Castro of Oxnard, California. There were no disagreements with the accountants on accounting or financial disclosure.


                                    PART III


Item 9. Directors and Executive Officers of the Registrant:

          The directors and officers of Cala corporation as of 12/31/2000 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.


    Name               Age      Position with the Company     Continuous Since

 Giuseppe Cala         40            Chairman, CEO              October, 1999
                                       Director

 Stephen Ko            49              Director                November, 1999


          Giuseppe Cala, 40, is chairman of the Board, and CEO of Cala Corporation. Mr. Cala has been an international business owner most of his professional life. He began his career at an early age rising to top management positions in some of the most prestigious and luxurious resorts in the world. Mr. Cala, as Chairman & CEO of the Cala group has been involved in various ventures such as: Fila Sportswear USA; Mondi Fashions, USA; L'Italiano Restaurants and Weddings in California, Hawaii and Japan, Cala Hotels, Inc .dba Undersea Resort; and Hydrogen Future, Inc.

          Stephen Ko, 49, formerly served as Associate Managing Director with Private Capital Corporation responsible for providing investment banking and financial consulting services to private clients. Prior to that, Mr. Ko served as Executive Vice President, Bank of America, FSB in Honolulu, Hawaii. In that capacity he was responsible for all internal audit and corporate compliance with specific responsibility for corporate development programs. Prior to joining Bank of America, Mr. Ko was a senior supervising auditor and computer audit specialist for KPMG, Honolulu, Hawaii and as staff auditor for Coopers, Lybrand in Seattle, Washington.


Item 10. Executive Compensation:

          Giuseppe Cala, Cala Corporation's Chairman, President and CEO is paid an annual salary of $150,000. Part of that compensation was paid in cash with the balance being paid in restricted common stock.

          Stephen Ko, Interim Financial Officer has been paid 24,000 shares of common stock for his services in 2000.


     Compensation Pursuant to Plans.

          The number of shares available for issue under Creative Restaurant Concepts, Inc.'s 1996 Stock Option Plan have been exhausted and none were issued in 2000.

          The following shares of Creative Restaurant Concepts, Inc.'s common stock were issued as partial or full payment of monies due in lieu of cash compensation during 2000 for work performed in 2000.


Item 11. Security Ownership of Certain Beneficial Owners and Management:

A.       Security Ownership of Certain Beneficial Owners

      Name                       Shares                 Percentage
      ----                       ------                 ----------
Giuseppe Cala                  24,052.319                 49.38%
2 First Street 325
San Jose, Ca. 95113


B.       Security Ownership of Management


                           Name of        Beneficially Owned   Numbers of Shares
  Title of Class       Beneficial Owner    as of 12/31/2000         Per Class
  --------------       ----------------    ----------------         ---------
 Cala Corporation       Giuseppe Cala         24,052.319               Common
   Common Stock
  Par Value $.005         Stephen Ko              24,000               Common


(1) Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.

(2) Percent of class is based on the shares of Cala Corporation Common Stock outstanding as reflected on the Company's books as of 12/31/2000 and is calculated without regard to the Cala Corporation common shares issuable upon exercise of outstanding warrants or any stock options, if any or upon conversion of the Company's convertible securities except that any shares a person is deemed to own by having the right to acquire by exercise of a warrant of option or the conversion of a convertible security are considered to be outstanding solely for the purposes of calculating such person's percentage of ownership.

(3) Mr. Cala beneficially owns 24,052.319 shares of Cala Corporation common stock. Such amount excludes (a) 308,855 shares held by Sandra Olga Acevedo (b) shares held by the Alexis Cala Trust for which Sandra Acevedo is Trustee (c) 160,000 shares held by the Filippo Cala Trust for which Sandra Acevedo is Trustee.

(4)        Mr. Ko beneficially owns 24,000 shares.

           The following table sets forth the Cala Corporation common stock ownership of all directors and officers as a group as of December 31, 2000:

                               Number of Shares                 Percent of
     Name                    Beneficially Owned (1)                Class
     ----                    ----------------------                -----
     Giuseppe Cala                24,052.319                       49.38%

     Stephen Ko                       24,000                        0.5%


Item 12. Certain Relationships and Related Transactions:

(A) During fiscal year 1999 Cala Corporation purchased assignment of a ten year lease agreements owned by Cala Hotels, Inc. from Mr. Cala at a price of $6.0 million which was paid as 10,000,000 shares up front and 20,000,000 million shares to be issued as the Undersea Resorts open.

(B) In September, 2000 Mr. Cala returned 5.6 million shares of Cala Corporation shares which had been previously issued to himself and Mr. Gary Modafferi in exchange for their interest in the Cascina Restaurant in San Francisco, Ca. which was cancelled.

(C) In March, 2000. Antonio Cala was issued 1,082.423 shares of restricted Cala Corporation common stock in exchange for his services in opening the Cala Corporation office in Milan, Italy and for his assistance in securing both the European acquisitions and the design concept work for the L'Italiano Restaurant & Bakery the company is considering building in the USA Company.



Item 13. Exhibits and Reports:

          Audited financial statements for the company follow.



Signatures:

          Pursuant to requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                   Cala Corporation


                   By: /s/ Giuseppe Cala
                   ---------------------
                           Giuseppe Cala, Chairman, President, CEO

 Dated April 21, 2000


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 21, 2000.


                  /s/ Giuseppe Cala
                  -----------------
                      Giuseppe Cala, Chairman, CEO, Director

                 /s/ Stephen Ko
                 --------------
                     Stephen Ko, Director

                          INDEX TO FINANCIAL STATEMENTS


     Independent Auditor's Report.......................................  F-1
     Balance Sheet......................................................  F-2
     Statement of Income................................................  F-3
     Statement of Cash Flow.............................................  F-4
     Statement of Stockholders Equity...................................  F-5
     Notes to Financial Statements......................................  F-6-8

                                Rogelio G. Castro
                           Certified Public Accountant
                               463 W. Fifth Street
                            Oxnard, California 93030
                                 (805) 486-5630





To the Board of Directors
CALA Corporation
San Jose, California



                          Independent Auditor's Report


We have audited the accompanying balance sheets of CALA CORPORATION as of December 31, 2000 and the related statements of income, cash flows and stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is the express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CALA CORPORATION as of December 31, 2000 and the results of its operation and it cash flows for the year then ended in conformity with generally accepted accounting principles.


Rogelio G. Castro, CPA
April 23, 2001

                                CALA CORPORATION
                                  Balance Sheet
                                December 31, 2000

                                     ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                       $    1,148
     Notes receivable                                                    82,000
                                                                     ----------
        Total Current Assets                                             83,148
                                                                     ----------
OTHER ASSETS
     Lease assignment, net                                              872,330
     Deposits                                                             6,622
                                                                     ----------
        Total Other Assets                                              878,952
                                                                     ----------
          Total Assets                                               $  962,100
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $  165,633
     Accrued expenses                                                     5,625
     Notes payable and contracts payable                                288,499
                                                                    -----------
         Total current liabilities                                      459,757


STOCKHOLDERS' EQUITY
     Series AA 6 % cumulative convertible
     preferred stock, par value $0.01
       10,000 shares authorized,
       1,485 shares issued and outstanding                              138,500
     Common Stock - par value $.005, 50,000,000
       shares authorized, 48,702,262 shares
       issued and outstanding                                           243,512
     Additional paid-in capital                                       8,688,903
     Retained Earnings (deficit)                                     (8,567,370)
         Less:  Treasury stock -  at cost                            (    1,202)
                                                                    -----------
         Total Stockholders' Equity                                     502,343
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   962,100
                                                                    ===========










           See accountants' report and notes to financial statements.

                                CALA CORPORATION
                             Statement of Operations
                      For the Year Ended December 31, 2000



Sales                                                            $         -

Cost of Sales                                                              -
                                                                  -----------

Gross Profit                                                               -

Operating Expenses                                                  1,297,883
                                                                  -----------
Net loss from continuing operation                                 (1,297,883)
                                                                  -----------

Discontinues operation:
   Income from operations of
      discontinued segments                                           482,305
   Loss on disposal of discontinued
      segments                                                      (  27,408)
                                                                   ----------
Net loss                                                          $(  842,986)
                                                                   ===========

Loss per share                                                      $   (0.02)
                                                                    ===========

Fully Diluted Loss Per Share                                        $   (0.02)
                                                                    ===========

Weigthed average shares outstanding                                  43,559,691
                                                                    ===========






           See accountants' report and notes to financial statements.

                                CALA CORPORATION
                             Statement of Cash Flows
                      For the Year Ended December 31, 2000

Cash flows from operating activities                                $(  842,986)
     Net loss

Adjustments to reconcile net income to net cash Provided by operating activities:
         Depreciation and amortization                                  169,851
         Stocks issued for services                                     417,983

Changes in assets and liabilities (Increase) decrease in:
         Inventory                                                       16,069
         Notes receivable                                               (82,000)
         Deposits and Organizational Costs                               20,800
     Increase (decrease) in
         Accounts Payable                                                83,400
         Accrued expenses                                              (263,017)

-----------
         Net cash provided operating activities                         479,900
                                                                    -----------

Cash flows from investing activities
     Disposal of property and equipment                                  37,619


-----------
         Net cash provided by investing activities                       37,619
                                                                    -----------
Cash flows from financing activities
     Repayment of debts                                               (319,348)
     Issuance of stock                                                 666,078
                                                                    ----------
         Net cash used financing activities                           (346,730)
                                                                    -----------

Net decrease in cash and cash equivalents                              (95,551)

Cash and cash equivalents at beginning of period                        96,699
                                                                    -----------

Cash and cash equivalents at end of period                          $    1,148
                                                                    ===========

Supplemental cash flow information:
Cash paid during the year for interest                              $  108,883
                                                                    ===========






           See accountants' report and notes to financial statements.

                                                   CALA CORPORATION
                                          Statement of Stockholders' Equity
                                        For the Year Ended December 31, 2000




                                Series A      Series AA            Common Stock                          Retained
                               Preferred      Preferred     ------------------------      Paid-in        Earnings       Treasury
                                 Stock           Stock        Shares         Amount       Capital        (Deficit)        Stock
                               ---------     ----------    ----------     ----------     -------        ---------       ---------
--------

Beginning balance - 1/01/00     $ 2,500      $     149     24,662,156   $    123,311   $  7,446,903    ($ 7,724,384)   ($  1,202)

Stocks issued for cash                                      2,319,910         11,600        654,478

Stocks issued for services                                  9,891,351         49,282        368,526

Stocks issued for debt                                     11,828,845         59,144        218,996

Preferred stocks retired         (2,500)

Preferred stocks issued for debt               138,351

Net loss - 12/31/2000                                                                                      (722,186)
                                 -------      --------     ----------        --------      ---------    ------------    ----------
Balance at 12/31/00             $     -      $ 138,500     48,702,262       $ 243,512     $8,688,903    $(8,867,370)    $(  1,202)
                                 =======      ========     ==========        ========      =========     ===========     =========








See accountants' report and notes to financial statements.

                                CALA CORPORATION
                          Notes To Financial Statements
                                December 31, 2000



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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis - The Company uses the accrual method of accounting.

B. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2000, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

D. Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.


E.      Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction:

          The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.


NOTE 2 - RELATED PARTY TRANSACTIONS

Common stocks were issued an officer of the Company in exchanged for services. The stocks issued were recorded using the fair market value of the services provided.


NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2000 current liabilities exceed current assets by $ 346,609.

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


NOTE 4 - DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2000, the Company disposed all its subsidiaries Summarized results of this business are shown separately as Discontinued Operations. Combined operating results of these businesses are as follows:

       Net Sales                $1,592,649
       Net Earnings             $  482,305
       Loss on disposal         $(  27,408)



NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of the following:

          Payable to various individuals, 12% interest,
          Unsecured, due various maturity dates                  $   288,499
                                                                 ===========

NOTE 6 - INCOME TAXES

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

The Company has a consolidated net operating loss carryforward of approximately $8,000,000, which will expire between the years 2001 and 2007. Because of the uncertainty of the Company's future operations, and because possible restrictions on the application of the net operating losses against future profits are being researched due to ownership changes reflected in various stock issuance, no tax benefits are recorded in these financial statements.

NOTE 7 - LEASE COMMITMENTS

The Company leases office space for $938 per month under a lease expiring December, 2002. Future minimum lease payments as of December 31, 2000 were $32,830.

The Company acquired assignment of a ten year lease on a restaurant location in San Francisco, California from Cala Hotels, Inc., a related party. Such assignment was valued at $1,000,000, substantially less than the market value of 5,600,000 shares of the Company's stock exchanged for the assignment. The assignment is being amortized over its ten year life.



NOTE 8 - CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED
            STOCK SERIES AA

The Company has outstanding 1485 shares of Series AA 6% cumulative convertible redeemable preferred stock, par value $.01, 10,000 shares authorized. Each share of Series AA preferred stock converts to 200 shares of common stock. Total dilutive value of 2,000,000 shares.


NOTE 9 - CONTINGENCIES

Litigation

The Company has no material litigation as of December 31, 2000.