Form 10QSB
period 2001-03-31
CALA CORP
filed 2001-06-01
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



 [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


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


                           2 N. First Street, Suite 323
                            San Jose, California 95113
                      ------------------------------------
                    (Address of principal executive offices)

                                 (408) 984-3663
               --------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ___



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                              49,439,137
         Par Value $0.005                     Shares outstanding as of
             per share                            March 31, 2001


Transitional Small Business Disclosure Format        Yes __    No _X_

                                Cala Corporation
                             Comparative Balance Sheets


                                     ASSETS

                                                                March 31, 2001     December 31, 2000
                                                                --------------     -----------------
                                                                   (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                    $         -         $     1,148
     Notes receivable                                                  56,305              82,000

                                                                  -----------         -----------
         Total Current Assets                                          56,305              83,148

OTHER ASSETS                                                                -             878,952
                                                                  -----------         -----------
         Total Assets                                             $    56,305         $   962,100
                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $    12,172         $   165,633
     Accrued expenses                                                  37,500               5,625
     Notes payable                                                    180,000             288,499
                                                                  -----------         -----------
         Total current liabilities                                    229,672             459,457

STOCKHOLDERS' EQUITY
        Series AA 6 % cumulative convertible preferred
        Stock, par value $.00, 250,000 shares
        authorized, 1,485 shares issued and outstanding                     -             138,500
     Common Stock - par value $.005, 50,000,000 shares
        authorized, 49,439,137 shares issued and outstanding          297,196             243,512
     Additional paid-in capital                                     8,196,744           8,688,903
     Retained Earnings (deficit)                                   (8,616,105)         (8,567,370)
         Less:  Treasury stock - 4,530 shares at cost                 (51,202)             (1,202)
                                                                  -----------         -----------
         Total Stockholders' Equity                                  (351,893             502,343
                                                                  -----------         -----------
         Total Liabilities and Stockholders' Equity               $    56,305         $   962,100
                                                                  ===========         ===========

                                Cala Corporation
                             Statement of Operations
               For the three months ended March 31, 2001 and 2000
                                    Unaudited

                                                             March 31, 2001             March 31, 2000
                                                             --------------           -----------------
REVENUES                                                      $         -                $   140,289

COST OF SALES                                                           -                     89,217
                                                              -----------                -----------

GROSS PROFIT                                                            -                     51,702

Operating Expenses                                                 48,735                    392,534
                                                              -----------                -----------

Net loss before extra-ordinary items                              (48,735)                  (341,462)

EXTRA-ORDINARY ITEMS
         Gain on sale of Restaurant                                     -                     96,225
         Forgiveness of Debt                                            -                      3,000
                                                              -----------                -----------

         Net Loss (after extra-ordinary items)                $  ( 48,735)               $  (242,237)
                                                              ===========                ===========

Loss per share                                                $    (0.00)               $     (0.00)
                                                              ===========                ===========

Fully Diluted Loss Per Share                                  $    (0.00)               $     (0.00)
                                                              ===========                ===========

                                Cala Corporation
                             Statement of Cash Flows
               For the three months ended March 31, 2001 and 2000
                                    Unaudited

                                                                   March 31, 2001            March 31, 2000
                                                                   --------------          -----------------
Cash flows from operating activities                                $   (48,735)              $  (242,237)
     Net loss

Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
         Depreciation and amortization                                   34,717                    34,717
Changes in assets and liabilities
     (Increase) decrease in:
         Accounts Receivable                                                  -                   (95,754)
         Inventory                                                            -                     6,491
         Deposits and Organizational Costs                                    -                     3,926
         Notes receivable                                                25,695                         -
     Increase (decrease) in
         Accounts Payable                                                (1,531)                  ( 1,563)
         Accrued expenses                                                                        (145,808)
                                                                    -----------               -----------
                                                                       ( 24,571)                 (197,991)
                                                                    -----------               -----------
         Net cash used by operating activities                          (24,571)                  392,105
                                                                                              -----------
Cash flows from investing activities
     Purchase and disposal of property/equipment                              -                    26,945
     Acquisition of other investments                                         -                (1,496,361)
                                                                    -----------               -----------
         Net cash used by investing activities                                -                (1,523,306)
                                                                    -----------               -----------
Cash flows from financing activities
     Principal payments on long term debt                                23,251                  (478,852)
     Issuance of stock                                                                          2,477,415
                                                                      ---------                 ---------
         Net cash provided by financing activities                       23,251                 1,998,563
                                                                      ---------               -----------
Net decrease/increase in cash and cash equivalents                       (1,320)                   35,029

Cash and cash equivalents at beginning of period                          1,148                    96,699
                                                                    -----------               -----------

Cash and cash equivalents at end of period                          $    (  172)              $    61,670
                                                                    ===========               ===========

Supplemental cash flow information:
Cash paid during the year for interest                              $         0               $         0
                                                                                              ===========

Cash paid during the year for income taxes                          $         0               $         0
                                                                    ===========               ===========

                                Cala Corporation
                        Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001
                                    Unaudited



                                                  Series AA            Common Stock                       Retained
                                                  Preferred     -----------------------      Paid-in      Earnings       Treasury
                                                    Stock        Shares         Amount       Capital      (Deficit)        Stock
                                                 -----------    ----------   -----------   -----------   -----------    -----------

Beginning Balance, 1/01/01                       $   138,500    48,702,262   $   243,512   $ 8,688,903   $(8,567,370)   $   ( 1,202)

Common stock returned to treasury
   for cancellation of undersea
    project                                                    (10,000,000)                   (755,501)                     (50,000)
Prior period adjustment-
   Stocks issued for debts                                      10,736,875        53,684       263,342

Net Loss                                                                                                    ( 48,735)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Ending Balance, 3/31/01                          $   148,500    49,439,137   $   297,196   $ 8,196,744   ($8,616,105)   ($   51,202)
                                                 ===========   ===========   ===========   ===========   ===========    ===========

NOTES TO FINANCIAL STATEMENTS


Item 1.  Business:

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of March 31, 2001 and the results of operations and statements of cash flows for the three months ended March 31, 2001 and it is not necessarily indicative of the results to be expected for the full year.

A. Presentation of Prior Year Information:

   As of December 31, 2000, the Company owned and operated no businesses.

   For further discussions see form 10-KSB for December 31, 2000.

B. Accounting Policies:

During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report on Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.

Item 2.  Management's Discussion and Analysis of Plan of Operations:

A. Operations:

In the 1st quarter 2001, Cala Corporation filed the 10-QSB reports with the SEC for March 31, June 30 and September 30, 2000 quarters. Also, in the 1st quarter the Company hired Roger Castro of Oxnard, California as the auditor.

On January 3, 2001, Cala Corporation announced that it had made an offer to the Board of Directors of Mancini, I.M.O.I.L. of Italy to purchase 51% of Mancini I.M.O.I.L. shares. Prior to the announcement, Mr. Joseph Cala returned 10,000,000 restricted shares to the treasury to be reissued to Mancini. In order to execute a "Proposal to Merger and Purchase Stock of the Mancini, I.M.O.I.L." letter of agreement, which called for Cala Corporation to pay 10,000,000 restricted shares good faith deposit, to be incurred in the proposed acquisition/merger.

On January 5, 2001, Cala Corporation announced that it will move its Headquarters to Two N. First Street , Suite 323, San Jose, California 95113.

On February 13, 2001, Cala Corporation announced that both companies "Cala & Mancini" agreed upon a definitive full merger agreement and both companies' attorneys would work on the legal verbiage merger terms. In addition, the company is preparing a proxy and a shareholders meeting as soon as the Mancini pro forma must be certified by the auditor, secondly, approved by the SEC and lastly approved by the Cala shareholders..

On March 2001, Cala Corporation sold back its interest for the U-SEA Resort and Casino to Cala Hotels for the same terms of its acquisition date of February 2000. The initial payment of 10,000,000 restricted shares were returned to the treasury and the Company note to Mr. Cala was cancelled. Mr. Cala stated that this decision was taken a) due to the consideration of the Mancini transaction,
b) it is a simpler and cleaner company to be accepted by the investment bankers,
c) after extensive research and development work on the U-Sea Resort project, to date, there are no companies qualified to build it safely for the customers for at least the next three years. Therefore, Mr. Cala stated that the best strategy for the Undersea project is to develop and build entertainment themes concepts such as U-Sea Restaurants, Lounge Bar and Casinos including, parties receptions, such as weddings, corporate, birthdays or any special occasions.

In March 2001, the company retired all debt payments from the previous ownership and management of CRC and Magnolia which will give a fresh start with a future prospect of growth and profits to its shareholders.

Revenues for the three months ending March 31, 2001 were $00.00 (zero U.S.) for the same period in 2000 the revenue was $140,289. The decrease in sales reflects the closure of our operating business due to the Mancini merger consideration. However, the losses for the quarter were $48,735 U.S. $242,237 for the same quarter last year. The change was attributed to the company focusing on the Mancini merger consideration.

B. Liquidity

The company had a working capital deficit of $ 173,367 as of March 31, 2001 as compared to a deficit of $376.309 as of December 31, 2000.

Part II  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

The following exhibits are included herein:

(27)     Exhibit 27
(a)      The Company did not file any reports on Form 8-k during the quarter.

                                CALA CORPORATION

                                   EXHIBIT 27


Period Type                                                   3 Months
Fiscal Year                                                   December 31, 2001
Period Start                                                  January 1, 2001
Period End                                                    March 31, 2001
Cash
Securities
Receivables
Allowances
Inventory
Current Assets
PP&E
Depreciation
Total Assets
Current Liabilities
Bonds
Preferred Mandatory
Preferred B - AA
Common
Other SEC
Total Liability & Equity
Sales
Total Revenues
CGS
Total Sales
Total Revenues
CGS
Total Costs
Other Expenses
Gain Provision
Interest Expense
Income Pretax
Income Tax
Income Continuing
Discontinued
Extraordinary
Changes
Net income (Loss)
EPS {Primary)
EPS (Diluted)

Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CALA CORPORATION



Date:_________________________         By:   /s/  Joseph Cala
                                            -----------------
                                                  Joseph Cala, Chairman and CEO