Form 10QSB
period 2001-06-30
CALA CORP
filed 2001-08-16
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


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



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                              49,131,637
         Par Value $0.005                     Shares outstanding as of
             per share                            June 30, 2001


Transitional Small Business Disclosure Format        Yes __    No _X_

                                Cala Corporation
                           Consolidated Balance Sheets
                               As of June 30, 2001

                                                   Cala            IMOIL S.R.L.   Consolidated
                                                 Corporation       (Subsidiary)        Total
ASSETS                                           ------------       ----------    ------------
Current Assets:
     Cash                                        $          -     $    59,133      $    59,133
     Accounts receivable                                            5,862,907        5,862,907
     Notes receivable                                  56,305               -           56,305
     Other current assets                                  -        1,142,422        1,142,422
                                                  -----------     -----------       ----------
         Total Current Assets                          56,305      14,516,232       14,572,537

Property and Equipment (net)                                        7,041,325        7,041,325

Other Assets                                                          410,445          410,445
                                                  -----------      ----------        ---------
TOTAL ASSETS                                     $     56,305     $14,516,232      $14,572,537
                                                  ===========      ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                             $    87,000     $ 3,625,125       $ 3,712,128
     Accrued expenses                                 180,000          30,900           210,900
     Income taxes payable                                              50,820            50,820
     Current portion of long-term debt                              2,020,646         2,020,646
     Other current liabilities                                        891,718           891,718
                                                   ----------       ---------        ----------
         Total current liabilities                    264,000       6,619,212         6,886,212

Long-term debt                                              -       3,902,229         3,902,229


Stockholders' Equity

     Common stocks                                    297,196       2,250.000         2,547,196
     Additional paid-in capital                     8,196,744         638,966         8,835,710
     Retained Earnings (deficit)                   (8,653,433)      1,105,825        (7,547,608)
         Less:  Treasury stock                        (51,202)                          (51,102)
                                                    ---------       ---------         ---------
         Total Stockholders' Equity                  (210,695)      3,994,791         3,784,096
                                                    ---------       ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   56,305     $14,516,232       $14,572,537
                                                    =========      ==========        ==========

                                Cala Corporation
                        Consolidated Statement of Operations
               For the six months ended June 30, 2001 and 2000
                                    Unaudited

                                                   Cala            IMOIL S.R.L.   Consolidated
                                                 Corporation       (Subsidiary)        Total
ASSETS                                           ------------       ----------    ------------

Sales                                              $        -     $5,911,719        $5,911,719

Cost of Sales                                               -      5.015,770         5,015,770
                                                     ---------     ---------         ---------
Gross Profit                                                -        895,949           895.949

Operating Expenses                                     86,063        607,596           693,659
                                                     --------       --------         ---------

Net income (loss)                                   $ (86,063)     $ 288,353         $ 202,290
                                                     ========       ========          ========

                                Cala Corporation
                             Statement of Cash Flows
                     For the six months ended June 30, 2001
                                    Unaudited


                                                                   June 30, 2001
                                                                   -------------
Cash flows from operating activities                                $   (86,063)
     Net loss

Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
         Depreciation and amortization                                        -
Changes in assets and liabilities
     (Increase) decrease in:
         Accounts Receivable                                                  -
         Inventory                                                            -
 Deposits and         Organizational Costs                                    -
        Notes receivable                                                 25,695
     Increase (decrease) in
         Accounts Payable                                              (153,633)
         Accrued expenses                                                69,375
                                                                    -----------
                                                                       (144,626)
                                                                    -----------
         Net cash used by operating activities                         (144,626)
                                                                    -----------
Cash flows from investing activities
     Purchase and disposal of property/equipment
     Acquisition of other investments                                   878,952
                                                                    -----------
         Net cash used by investing activities                          878,952
                                                                    -----------
Cash flows from financing activities
     Principal payments on long term debt                              (108,499)
     Issuance of stocks                                                  53,684
     Paid in capital                                                   (790,289)
                                                                      ---------
         Net cash provided by financing activities                     (735,474)
                                                                      ---------
Net decrease/increase in cash and cash equivalents                      ( 1,148)

Cash and cash equivalents at beginning of period                          1,148
                                                                    -----------
Cash and cash equivalents at end of period                          $        -
                                                                    ===========

NOTES TO FINANCIAL STATEMENTS


Item 1.  Business:

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of June 30, 2001 and the results of operations and statements of cash flows for the six months ended June 30, 2001 and it is not necessarily indicative of the results to be expected for the full year.

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

Revenues for the six months ending June 30, 2001 were $00.00 (zero U.S.) for the same period in 2000 the revenue was $140,289. The decrease in sales reflects the closure of our operating business due to the Mancini merger consideration. However, the losses for the quarter were $48,735 U.S. $242,237 for the same quarter last year. The change was attributed to the company focusing on the Mancini merger consideration.

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


                                             CALA CORPORATION



Date: 8/15/2001                        By:   /s/  Joseph Cala
                                            -----------------
                                                  Joseph Cala, Chairman and CEO

Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CALA CORPORATION



Date: 8/15/2001                        By:   /s/  Joseph Cala
                                            -----------------
                                                  Joseph Cala, Chairman and CEO

Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CALA CORPORATION



Date: 8/15/2001                        By:   /s/  Joseph Cala
                                            -----------------
                                                  Joseph Cala, Chairman and CEO