Form 10QSB
period 2001-09-30
CALA CORP
filed 2001-11-16
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001


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

(408) 216-4815
--------------------------------------------------
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ___



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                              49,850,000
         Par Value $0.005                     Shares outstanding as of
             per share                            September 30, 2001


Transitional Small Business Disclosure Format        Yes __    No X


                                Cala Corporation
                           Consolidated Balance Sheets
                               As of September 30, 2001


                                  Cala            IMOIL S.R.L.   Consolidated
                               Corporation       (Subsidiary)        Total
ASSETS                         ------------       ----------    ------------

Current Assets:
Cash                          $      5,000     $    59,133      $    64,133
Accounts receivable                         5,862,907      5,862,907
Notes receivable             56,305             -                    56,305
Other current assets               -        1,142,422     1,142,422

 Total Current Assets               61,305       7,064,462        7,125,767

Property and Equipment (net)                    7,041,325        7,041,325

                                                    410,445          410,445

TOTAL ASSETS                  $     61,305     $14,516,232      $14,577,537



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable               $    12,000     $ 3,625,125       $ 3,637,125
                     1,950               30,900               32,850
                                        50,820              50,820
Current portion of long-term debt                2,020,646         2,020,646
Other current liabilities          180,000             891,718         1,071,721

Total current liabilities           193,950          6,619,212         6,813,162

                                               3,902,229         3,902,229


Stockholders' Equity

Common stocks                      299,746       2,250.000         2,549,746
Additional paid-in capital  8,347,194           638,966         8,986,160
Retained Earnings (defi  (8,728,383)      1,105,825        (7,622,558)
          (51,202)                                     (51,102)

Total Stockholders' Equity   (132,645)      3,994,791         3,862,146

TOTAL LIABILITIES              $   61,305   $14,516,232     $14,577,537
 & StOCKHOLDERS EQUITY



                                Cala Corporation
                        Consolidated Statement of Operations
               For the nine months ended September 30, 2001
                                    Unaudited


                       Cala            IMOIL S.R.L.   Consolidated
                      Corporation  (Subsidiary)        Total
                    ------------       ------------------       ------------

Sales                 $        -                     $9,128,119      $9,128,119

Cost of Sales               -                     7.757,570         7,757,570

Gross Profit                  -                     1,370,549         1,370.549

    161,013       911,656         1,072,669


Net income (loss)       $(161,013)     $ 458,893         $ 297,880




                                Cala Corporation
                         Consolidated Statement of Cash Flows
                     For the nine months ended September 30, 2001
                                    Unaudited


                                                     September 30, 2001
                                                         -------------
Cash flows from operating activities     $ (161,013)
Net loss
Adjustments to reconcile
net income to net cash
Provided by operating activities:
Notes receivable                                               25,695
Accounts Payable                                           164,455


Net cash used by operating activities         ( 29,137)

Cash flows from investing activities
Acquisition of other investments                   878,952

Net cash used by investing activities            878,952

Cash flows from financing activities
Principal payments on long term debt          (108,499)
Issuance of stocks                                                53,684
Paid in capital                                                     (790,289)
163:
Net cash provided by financing activities       (845,104)

Net decrease/increase in cash & cash equivalents     62,985)

Cash  & cash equivalents  beginning of period               1,148


                                                                ===========















































CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS


Item 1.  Business:

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of September 30, 2001 and the results of operations
and statements of cash flows for the nine months ended September 30, 2001 and it is
not necessarily indicative of the results to be expected for the full year.

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


In August 2001, the company announced a joint venture agreement with EXTRA Srl of Italy, a top quality extra virgin olive oil company with the finest partners in the industry APOL and Bonolio. The APOL joint venture is a continuation of the corporations merger and acquisition program. The Cala Corporation will control a 51% interest in EXTRA Srl of Italy which will result an additional US$8 million in revenues. The Cala Corporation will be required to pay EXTRA Srl 10,000,000 shares of CCAA restricted stocks.

On September 20, 2001, a Pre 14/A was filed, upon review by the Securities and Exchange Commission it should be noted that as a follow up Delotte Touche, of Rome, Italy is in the process of completing the necessary documentation to address certain questions posed by the Securities and Exchange Commission.




Revenues for the nine months ending September 30, 2001 were $00.00 (zero U.S.) for the same period in 2000 the revenue was $140,289. The decrease in sales reflects the closure of our operating business due to the Mancini merger consideration. However, the losses for the quarter were $48,735 U.S. $242,237 for the same quarter last year. The change was attributed to the company focusing on the Mancini merger consideration.







Part II  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

The following exhibits are included herein:

(27)     Exhibit 27

(a)An 8-K/A was filed on 8/27/01 whereby the owners of Mancini Olive Oil Company, I.M.O.I.L., srl. will acquire controlling interest in Cala Corporation through the issuance of additional shares as prescribed by the merger agreement.








Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CALA CORPORATION



Date: 11/14/2001                        By:   /s/  Joseph Cala
                                            -----------------
                                                  Joseph Cala, Chairman and CEO