Form 10KSB
period 2001-12-31
CALA CORP
filed 2002-05-21
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission file number 01-15109

                                Cala Corporation
         --------------------------------------------------------------
         (Exact name of registrant as specified in its amended charter)

                  Oklahoma                         73-1251800
                  ---------                     ----------------
        (State of other jurisdiction of        (I.R.S. Employer )
         incorporation or organization)       Identification No)

                39 New Montgomery, San Francisco,     CA 94105
                ----------------------------------    --------
            (Address of principal executive offices) (Zip Code)

                                 (415) 495-5436
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock $.005 par value
                          ----------------------------
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this form 10-KSB.(X)

     The aggregate market value of voting common stock held by non-affiliates was $7,740,489 on December 31, 2001 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service. (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of issuer's common stock, par value $.005,as of December 31, 2001 was 49,850,000.

Transitional Small Business Disclosure Format (check one)    Yes     No X

                                     Part I


Item 1. Business:

          In the Fourth Quarter, 2000, Cala Corporation entered negotiations to acquire a 51% interest in Mancini, Olive Oil Company (I.M.O.I.L., srl.). This transaction was never consummated. Cala Corporation is demanding the 10,000,000 shares used as a good faith deposit returned to the treasury.

            In the Third Quarter, 2001, Cala Corporation entered negotiations to acquire a 51% interest in A.P.O.L. This transaction was never consummated due to financial inconsistencies.

          As of December 31, 2000 the Company had disposed of its interests in the San Giuseppe Molino Mill and Bakery, the Il Picciolo Golf Club and Hotel and its interests in Pedana Costrafur. The Company closed the Ground Floor Cafe as of December 31, 2000.

     Operations:

         Cala Corporation operates House of Shields restaurant, a historical landmark.


     Marketing:

          Marketing activities for Cala Corporation businesses are handled on a local basis. The Company does not now, nor does it plan to manage a nationwide marketing or advertising program.



     Competition:

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



Item 2. Properties:

          Cala Corporation has acquired a restaurant located in San Francisco, California. Operation started during the first quarter of 2002.


Item 3. Legal Proceedings

            Cala Corporation has two small lawsuits pending, which will be resolved by the First Quarter, 2002

Item 4. Submission of Matters to a Vote of Security Holders:

          There were no matters submitted to a vote of security holders in 2001.



                                     PART II

Item 5. Market for Registrants Common Stock and Related Stockholder Matters:

          As of December 31, 2001, the Company's issued and outstanding common stock was held by 466 holders of record.

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


Item 6. Management's Discussion and Analysis of Operations:

During the year 2001, there were no Company activities. Planned acquisitions of various entities were not consummated and were withdrawn.

During the first quarter of 2002, the Company acquired and started its restaurant operation located in downtown San Francisco, California, a historical landmark.




Item 7. Financial Statements:

          The financial statements and schedules are included herewith.


Item 8. Changes in, Disagreements with Accountants on Accounting and Financial
Disclosure:

None


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



Item 11. Security Ownership of Certain Beneficial Owners and Management:

A.       Security Ownership of Certain Beneficial Owners

      Name                       Shares                 Percentage
      ----                       ------                 ----------
Giuseppe Cala                  14,052.319                 49.38%
2 First Street 325
San Jose, Ca. 95113







B.       Security Ownership of Management


                           Name of        Beneficially Owned   Numbers of Shares
  Title of Class       Beneficial Owner    as of 12/31/2000         Per Class
  --------------       ----------------    ----------------         ---------
 Cala Corporation       Giuseppe Cala         14,052.319               Common


(1) Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.

(2) Percent of class is based on the shares of Cala Corporation Common Stock outstanding as reflected on the Company's books as of 12/31/2001 and is calculated without regard to the Cala Corporation common shares issuable upon exercise of outstanding warrants or any stock options, if any or upon conversion of the Company's convertible securities except that any shares a person is deemed to own by having the right to acquire by exercise of a warrant of option or the conversion of a convertible security are considered to be outstanding solely for the purposes of calculating such person's percentage of ownership.

(3) Mr. Cala beneficially owns 14,052.319 shares of Cala Corporation common stock. Such amount excludes (a) 308,855 shares held by Sandra Olga Acevedo (b) shares held by the Alexis Cala Trust for which Sandra Acevedo is Trustee (c) 160,000 shares held by the Filippo Cala Trust for which Sandra Acevedo is Trustee.

           The following table sets forth the Cala Corporation common stock ownership of all directors and officers as a group as of December 31, 2001:

                               Number of Shares                 Percent of
     Name                    Beneficially Owned (1)                Class
     ----                    ----------------------                -----
     Giuseppe Cala                14,052.319                       49.38%


Item 12. Certain Relationships and Related Transactions:

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

                   Cala Corporation


                   By: /s/ Giuseppe Cala
                   ---------------------
                           Giuseppe Cala, Chairman, President, CEO

 Dated May 15, 2002


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 15, 2002.


                  /s/ Giuseppe Cala
                  -----------------
                     Giuseppe Cala, Chairman, CEO, Director

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

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
CALA CORPORATION

We have audited the accompanying balance sheet of CALA CORPORATION as at December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit),and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CALA CORPORATION as at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 6, the Company is in development stage and has limited assets, limited working capital, and has sustained losses which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rogelio G. Castro
Certified Public Accountant

Oxnard, California
May 15, 2002

                                CALA CORPORATION
                                 Balance Sheets
                                                         December 31,
                                                      2001          2000
                                                  --------------------------
                             ASSETS

CURRENT ASSETS
     Cash                                         $     351       $    1,148
     Notes receivable                                     -           82,000
                                                   --------       ----------
        Total Current Assets                            351           83,148
                                                   --------       ----------
          Total Assets                            $     351       $   83,148
                                                   ========       ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                             $  4,250        $  165,633
     Accrued expenses                                    -             5,625
     Notes payable and contracts payable                 -           288,499
     Loans payable to officer                      290,000                 -
                                                   -------          --------
         Total current liabilities                 294,250           459,757
                                                   -------          --------

STOCKHOLDERS' DEFICIT
     Series AA 6 % cumulative convertible
     preferred stock, par value $0.01
       10,000 shares authorized,
       1,485 shares issued and outstanding               -           138,500
     Common Stock, par value $.005,
        50,000,000 shares authorized,
        49,850,000 and 48,702,292 shares
         issued and outstanding, respectively      249,250           243,512
     Additional paid-in capital                  8,928,050         8,395,173
     Retained Earnings (deficit)                (9,419,997)       (9,152,592)
         Less:  Treasury stock -  at cost          (51,202)       (    1,202)
                                                 ---------         ---------
         Total Stockholders' Deficit              (293,899)         (376,609)
                                                  --------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $     351        $   83,148
                                                  ========         =========

           See accountants' report and notes to financial statements.

                                CALA CORPORATION
                            Statements of Operations

                                                     For the years ended
                                                         December 31,
                                                       2001       2000
                                                   -------------------------
Sales                                             $       -       $        -

Cost of Sales                                             -                -
                                                   --------        ---------

Gross Profit                                              -                -

Operating Expenses                                  267,405         1,883,105
                                                    -------        ----------
Net loss from continuing operation                 (267,405)       (1,883,105)
                                                    -------        ----------

Discontinues operation:
   Income from operations of
      discontinued segments                               -           482,305
   Loss on disposal of discontinued
      segments                                            -         (  27,408)
                                                    -------        ----------
Net loss                                          $(267,405)      $(1,428,208)
                                                    =======        ===========

Loss per share                                     $  (.01)         $   (0.03)
                                                     ======         =========

Fully Diluted Loss Per Share                       $  (.01)         $   (0.03)
                                                     ======         ===========

Weighted average shares outstanding               49,850,000         48,702,262
                                                  ==========        ===========

           See accountants' report and notes to financial statements.

                                CALA CORPORATION
                            Statements of Cash Flows

                                                     For the years ended
                                                         December 31,
                                                       2001        2000
                                                   -------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(267,405)      $(1,428,208)
  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation & amortization                                      69,851
      Stocks issued for services                                       49,282
      Increase in inventory                                            16,069
      Increase in notes receivable                   82,000           (82,000)
      Decrease in other assets                                        999,752
      Increase (decrease) in accounts payable      (161,383)           83,400
      Increase (decrease) in accrued expenses         5,625          (263,017)
      Loan payable related party                    290,000
                                                    -------           -------
NET CASH USED BY OPERATING ACTIVITIES               (51,163)         (554,871)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal of property and equipment                                   37,619
  Acquisition of long-term lease                                      706,022
                                                    -------           -------
NET CASH USED BY INVESTING ACTIVITIES                     -           743,641
                                                    -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes and contracts payable                      (288,499)         (975,399)
  Stocks issuance                                   388,865           691,078
  Treasury stock                                    (50,000)
                                                    -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES            50,366          (284,321)
                                                    -------           -------

INCREASE (DECREASE) IN CASH                            (797)          (95,551)

BEGINNING CASH                                        1,148            96,699
                                                    -------        ----------
ENDING CASH                                       $     351       $     1,148
                                                    =======        ==========



Supplemental cash flow information:
Cash paid during the year for interest                              $  108,883
                                                                    ===========

           See accountants' report and notes to financial statements.


                                CALA CORPORATION
                       Statement of Stockholders' Deficit
               For the years ended December 31, 2001 and 2000

                                        Number
                           Series AA      of         Common     Additional   Retained
                           Preferred     Shares       Stock      Paid-In-    Earnings   Treasury
                             Stock    Outstanding  at Par Value   Capital    (Deficit)    Stock
Balance,
 January 1, 2000            $   149  24,662,156    $123,311    $7,446,903  $(7,724,384)  $(1,202)
Stocks issued for cash                2,319,910      11,600       679,478
Stocks issued for services            9,891,351      49,457        49,796
Stocks issued for
   payments of debt                  11,828,845      59,144       218,996
Stocks retired
Stocks issued for debt     138,351
Net loss,
  December 31, 2000                                                         (1,428,208)
                           -------   ----------     -------     ---------    ---------   ------
Balance,
  December 31, 2000        138,500   48,702,262     243,512     8,395,173   (9,152,592)   (1,202)
Stocks retired            (138,500)                                                      (50,000)
Stocks issued for
  payments of debt                    1,147,738       5,739       532,877
Net loss,
  December 31, 2001                                                           (267,405)
                           -------   ----------     -------     ---------    ---------   -------
Balance,
  December 31, 2001                  49,850,000    $249,250    $8,928,050  $(9,419,997) $(51,202)
                           =======   ==========     =======     =========    =========    ======

           See accountants' report and notes to financial statements.

                                CALA CORPORATION
                          Notes To Financial Statements
                           December 31, 2001 and 2000

ORGANIZATION

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment has been the business of owning, operating, licensing and joint venturing restaurants.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

Loans payable were advances made by an officer of the Company. Loan is unsecured and payable upon demand. Interest at the rate of will start accruing on January 2002. Balance of the loan as of December 31, 2001 is $50,000.

The Company accrued $240,000 of compensation to an officer who is also shareholder of the Company.

Common stocks were issued an officer of the Company in exchanged for services. The stocks issued were recorded using the fair market value of the services provided.


NOTE 3 - DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2000, the Company disposed all its subsidiaries Summarized results of this business are shown separately as Discontinued Operations. Combined operating results of these businesses are as follows:

       Net Sales                $1,592,649
       Net Earnings             $  482,305
       Loss on disposal         $(  27,408)

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of the following:
                                                             2001      2000
                                                           --------  --------
          Payable to various individuals, 12% interest,
          Unsecured, due various maturity dates            $     -   $288,499
                                                           ========   =======
During the year 2001, loans were retired through issuance of company's stocks.

NOTE 5 - INCOME TAXES

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

The Company has a consolidated net operating loss carry-forward of approximately $9,419,997, which will expire between the years 2001 and 2007. Because of the uncertainty of the Company's future operations, and because possible restrictions on the application of the net operating losses against future profits are being researched due to ownership changes reflected in various stock issuance, no tax benefits are recorded in these financial statements.


NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to earn revenues from restaurant services. Until sufficient revenues are earned to operate profitably, management intends to issue additional shares of its common stock for cash, services, or expenses paid on behalf of the Company.

NOTE 7 - SUBSEQUENT EVENT

During the first quarter of 2002, the Company acquired and started its restaurant operation in downtown San Francisco, California.