Form 10-Q
period 2002-03-31
CALA CORP
filed 2002-05-24
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


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


                                39 New Montgomery
                         San Francisco, California 94105
                      ------------------------------------
                    (Address of principal executive offices)

                                 (415) 495 5436
               --------------------------------------------------
              (Registrant's telephone number, including area code)



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

                                Cala Corporation
                           Consolidated Balance Sheets
                               As of September 30, 2001


                                                                       Cala
                                                                    Corporation
ASSETS                                                                    --

Current Assets:
     Cash                                                             $ 25,000
     Accounts receivable
     Notes receivable                                                   50,000
     Other current assets                                                 --
                                                                      --------
         Total Current Assets                                           75,000

Property and Equipment (net)                                           105,000

Other Assets
                                                                      --------
TOTAL ASSETS                                                          $180,000
                                                                      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                  $    -
     Accrued expenses                                                       -
     Income taxes payable                                                   -
     Loan Payable to Officer                                           365,000
     Other current liabilities                                          35,000
                                                                    ----------
         Total current liabilities                                     400,000

Long-term debt


Stockholders' Equity

     Common stocks                                                     249,250
     Additional paid-in capital                                      8,347,194
     Retained Earnings (deficit)                                    (9,419,997)
         Less:  Treasury stock                                         (51,202)
                                                                     ---------
         Total Stockholders' Equity                                   (220,000)
                                                                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 180,000
                                                                     =========

                                Cala Corporation
                             Statement of Operations
                    For the nine months ended March 31, 2002
                                    Unaudited




Sales                                                         $ 89,430
Cost of Sales                                                   29,030
                                                              --------

Gross Profit                                                    60,400

Operating Expenses                                              31,400
                                                              --------

Net Profit                                                      29,000

Discontineus operation:
  Income from operations of
  discontinued segments                                           -
Loss on disposal of discontinued
         segment                                                  -
                                                              ---------
Net Profit                                                    $ 29,000
                                                              =========

Profit per share                                              $    0.1


Weighted average shares outstanding                         49,850,000

                                Cala Corporation
                           Statement of Cash Flows
                     For the nine months ended March 31, 2002
                                    Unaudited




Cash flows from operating activities                                  $ 29,000
     Net Profit
Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
        Notes receivable                                                50,000
        Notes Payable                                                  (35,000)
          Loan Payable related party                                   365,000

                                                                    -----------
         Net cash used by operating activities                         409,000
                                                                    -----------
Cash flows from investing activities
      Acquisition of other investments                                   -
                                                                    -----------
         Net cash used by investing activities                           -
                                                                    -----------
Cash flows from financing activities
     Principal payments on long term debt                              400,000
     Issuance of stocks                                                  -
     Paid in capital                                                     -
                                                                      ---------
         Net cash provided by financing activities                     400,000
                                                                      ---------
Net decrease/increase in cash and cash equivalents                       9,000

Cash and cash equivalents at beginning of period                        34,000
                                                                    -----------
Cash and cash equivalents at end of period                          $   25,000
                                                                    ===========

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS


Item 1.  Business:

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of March 31, 2002 and the results of operations and statements of cash flows for the nine months ended March 31, 2002 and it is not necessarily indicative of the results to be expected for the full year.

A. Presentation of Prior Year Information:

   As of December 31, 2001, the Company owned and operated no businesses.

   For further discussions see form 10-KSB for December 31, 2001.

B. Accounting Policies:

During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report on Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.

Item 2.  Management's Discussion and Analysis of Plan of Operations:

A. Operations:

The company has acquired House of Shields, a San Francisco Landmark destination since 1906, which is feature in the www.bestofsanfrancisco.com

Revenues for the first three months ending March 31, 2002 were US$89,000. However the company revenue for the same period in 2001 was zero or (US$0.0) The increase in sales reflects the opening of House of Shields operation in San Francisco late February 2002. In addition the company quartely gross profits were $29,000 for the quarter while last year the company losses were US$48,735 for the same quarter. The change was attributed to the company's focusing on the restaurant industry.

Item 3.  Legal Proceedings

The company has settle one lawsuit and has additional lawsuit pending. The company expect to settle this lawsuit shortly. Cala Corporation has instructed the company lawyer to file suit against Querino Caparrelli, Gisella Mancini, IMOIL S.r.l. of Itri, Italy and Merrill Lynch Brokerage who acted has their advisors during the merger. The company is seeking a) the cancellation of the 10 million shares which were given to the above as good faith deposit to facilitate the merger and b) the damages for the losses incurred by the company and its shareholders.

Item 4.  Submission of Matters to a Vote of Security Holders:

There were no matters submitted to a vote of a security holders in this quarter.

Item 5.  Market for Registrants Common Stock and Related Stockholder Matters:

As of March 31, 2002 the company has not issued additional stocks.

Item 6. Management's Discussion and Analysis of Operations:

During the year 2001, they was no company activities due to the Mancini & IMOIL S.r.l. merger. However, starting this quarter the company will only focus on the hospitality industry.

Item 7.       Financial Statements:

The financial statements and schedules are not included herewith.

Item 8.   Directors and Executive Officers of the Registrant:

The directors and officers of Cala Corporation as of March 31, 2002 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.

         Name                Age     Position            Since

         Joseph Cala          40     CEO/Director         1999

         Steven KO            50     Director             1999

Joseph Cala, 40, is Chairman of the Board, and CEO of Cala Corporation. Mr. Cala has been an International business owner most of his professional life.

Steven KO, 50, formely served as Executive Vice President at Bank of America and is currently the CFO for a large trust investment company.


Item 9. Executive Compensation:

Joseph Cala's salary is US$150,000 which the majority of the compensation is paid in common stocks.

Steven KO compensation is 24,000 shares of common stock for his services

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


                                             CALA CORPORATION



Date: May 22, 2002                      By:   /s/  Joseph Cala
                                            -----------------
                                              Joseph Cala, Chairman and CEO