Form 10QSB
period 2002-06-30
CALA CORP
filed 2002-08-23
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common Stock                              39,018,000
         Par Value $0.005                     Shares outstanding as of
            per share                            June 30, 2002


           Transitional Small Business Disclosure Format Yes __ No _X_


                                Cala Corporation
                           Comparative Balance Sheets


                                                            June 30, 2002         June 30, 2001
                                                                         (unaudited)
ASSETS

Current Assets:
     Cash                                                   $     5,000                    -
     Accounts receivable
     Notes receivable                                            50,000               56,305
     Other current assets                                             -
                                                            -----------           ----------
         Total Current Assets                                    55,000               56,305

Property and Equipment (net)                                    105,000

Other Assets                                                          -                    -
                                                            -----------           ----------
TOTAL ASSETS                                                $   160,000               56,305
                                                            ===========           ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                       $         -               87,000
     Accrued expenses                                                 -              180,000
     Income taxes payable                                             -                    -
     Loan Payable to Officer                                    402,500                    -
     Other current liabilities                                   29,000                    -
                                                            -----------           ----------
         Total current liabilities                              431,500              267,000
Long-term debt


Stockholders' Equity

     Common stocks                                              249,250              297,196
     Additional paid-in capital                               8,347,194            8,196,744
     Retained Earnings (deficit)                             (9,419,997)          (8,616,105)
         Less:  Treasury stock                                  (51,202)             (51,202)
                                                            -----------           ----------
         Total Stockholders' Equity                            (220,000)            (351,893)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   160,000              $56,305
                                                            ===========           ==========




                                Cala Corporation
                             Statement of Operations
                For the three months ended June 30, 2002 and 2001
                                    Unaudited

                                                           June 30, 2002           June 30, 2001


Sales                                                         192,970                    -
Cost of Sales                                                  64,850                    -
                                                              --------

Gross Profit                                                  128,120                    -

Operating Expenses                                             80,600               86,063
                                                              --------           ---------

Net loss before extra-ordinary items                                -

EXTRA-ORDINARY ITEMS
         Gain on sale of restaurant                                 -                    -
         Forgiveness of Debt                                        -                    -
                                                              --------           ---------
Net Loss (after extra-ordinary items)                               -              (86,063)

Net Profit                                                     47,520
                                                              ========           =========

Discontineus operation:
  Income from operations of
  discontinued segments                                             -                    -
Loss on disposal of discontinued
         segment                                                    -                    -
                                                              --------           ---------
Net Profit                                                    $47,520
                                                              ========           =========

Profit per share                                              $   0.1

Loss per share                                                      -            $   (0.00)
                                                              ========           =========

Weighted average shares outstanding                        39,018.000           49,350,000




                                Cala Corporation
                             Statement of Cash Flows
                For the three months ended June 30, 2002 and 2001
                                    Unaudited

                                                             June 30, 2002              June 30, 2001

(unaudited)

Cash flows from operating activities
     Net Profit                                                  $47,520                           -
     Net Loss                                                          -                    $(86,063)
Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
        Depreciation and amortization                                  -
Changes in assets and liabilities
   (Increase) decrease in:
        Notes receivable                                          50,000                      25,695
    Increase (decrease) in:
        Notes Payable                                            (29,000)                   (153,633)
        Loan Payable related party                               402,500                           -
       Accrued Expenses                                                                       69,375
                                                             -----------                ------------
         Net cash used by operating activities                   471,020                    (144,626)
                                                             -----------                ------------
Cash flows from investing activities
      Acquisition of other investments                                 -                     878,952
                                                             -----------                ------------
         Net cash used by investing activities                         -                     878,952
                                                             -----------                ------------

Cash flows from financing activities
     Principal payments on long term debt                        431,000                    (108,499)
     Issuance of stocks                                                -                      53,684
     Paid in capital                                                   -                    (790,289)
                                                             -----------                ------------
         Net cash provided by financing activities               431,000                    (735,474)
                                                             -----------                ------------

Net decrease/increase in cash and cash equivalents                40,020                      (1,148)

Cash and cash equivalents at beginning of period                  45,020                       1,148
                                                             -----------                ------------

Cash and cash equivalents at end of period                   $     5,000                $          -
                                                             ===========                ============



CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS


Item 1.  Business:

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of June 30, 2002 and the results of operations and statements of cash flows for the three months ended June 30, 2002 and it is not necessarily indicative of the results to be expected for the full year.

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

Item 2.  Management's Discussion and Analysis of Plan of Operations:

A. Operations:

           The company has acquired House of Shields, a San Francisco Landmark destination since 1906, which is feature in the www.houseofshields.com

Revenues for the first six months ending June 30, 2002 were US$192,970. However the company revenue for the same period in 2001 was zero or (US$0.0) The increase in sales reflects the opening of House of Shields operation in San Francisco late February 2002. In addition the company quartely gross profits were $47,520 for the quarter while last year the company losses were US$48,735 for the same quarter. The change was attributed to the company's focusing on the hospitality industry.

Item 3.  Legal Proceedings

         The company has settle both lawsuit and additionally the company lawyer successfully received a junction from the State Court of Oklahoma against Querino Caparrelli, Gisella Mancini, IMOIL S.r.l. of Itri, Italy and Merrill Lynch Brokerage who acted has their advisors during the merger. The company was seeking a) the cancellation of the 10 million shares which a junction was granted on May 2002 by the State Court of Oklahoma on behalf the company and its shareholders and b) the damages for the losses incurred by the company and its shareholders which our corporate lawyer is seeking against the above parties.

Item 4.  Submission of Matters to a Vote of Security Holders:

          The were no matters submitted to a vote of a security holders in this quarter.

Item 5.  Market for Registrants Common Stock and Related Stockholder Matters:

          As of June 30, 2002 the company has reduced the number of the outstanding shares by 10,083,333 due to both the Court junction against Querino
          Caparrelli, Gisella Mancini and the on going buy back company stocks from the float.

Item 6.  Management's Discussion and Analysis of Operations:

          During the year 2001, they was no company activities due to the Mancini & IMOIL S.r.l. merger.

Item 7.  Financial Statements:
           The financial statements and schedules are not included herewith.

Item 8.  Directors and Executive Officers of the Registrant:

     The directors and officers of Cala Corporation as of June 30, 2002 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.

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


Item 9. Executive Compensation:

     Joseph Cala's salary is US$150,000 which the majority of the compensation is paid in common stocks. However, starting this third quarter Joseph Cala's salary will be US$80,000 which the majority of the compensation will be paid in common stocks.
     Steven KO compensation is 24,000 shares of common stock for his services


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


                                             CALA CORPORATION



Date: August 22, 2002                      By:   /s/  Joseph Cala
                                           -----------------------------
                                           Joseph Cala, Chairman and CEO