Form 10QSB
period 2002-09-30
CALA CORP
filed 2002-10-31
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002


                    Commission file number 01-15109


                           CALA CORPORATION
              -------------------------------------------
        (Exact name of registrant as specified in its charter)


                          Oklahoma 73-1251800
                  -----------------------------------
                    (State of other jurisdiction of
                   (I.R.S. Employer incorporation or
                   organization) Identification No.)


                           39 New Montgomery
                    San Francisco, California 94105
              ------------------------------------------
               (Address of principal executive offices)

                            (415) 495-5436
            -----------------------------------------------
         (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock                                    39,018,000
    Par Value $0.005                          Shares outstanding as of
       per share                                September 30, 2002


     Transitional Small Business Disclosure Format Yes___ No__X__

                                Cala Corporation
                           Comparative Balance Sheets


Assets                                    Sept. 30, 2002 Sept. 30, 2001
                                                    (Unaudited)

Current Assets:
  Cash                                         $  5,000    $    5,000
   Accounts Receivables                               -             -
   Notes Receivables                             50,000        56,305
   Other current assets                               -             -
                                               --------    ----------
      Total Current Assets                     $ 55,000    $   61,305

Property and Equipment (net)                    105,000             -

Other Assets                                          -             -
                                               --------    ----------
TOTAL ASSETS                                   $160,000    $   61,305
                                               ========    ==========

                   LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
   Accounts payable                            $      -    $   12,000
   Accrued expenses                                   -         1,950
   Income taxes payable                               -             -
   Loan payable to officer                      402,000             -
   Other current liabilities                     29,000       180,000
                                               --------    ----------
      Total Current Liabilities                 431,500       193,950


Stockholder's Equity
   Common Stock                                 249,450       299,746
   Add'l paid-in capital                      8,347,194     8,347,194
   Retained Earnings (deficit)               (9,419,997)   (8,728,383)
     Less: Treasury Stock                       (51,202)      (51,202)
                                               ---------   -----------
     Total Stockholders' Equity                (220,000)     (132,645)
                                               ---------   -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $160,000    $   61,305
                                               ========    ==========

                                Cala Corporation
                            Statement of Operations
                 For the three months ended Sept. 2002 and 2001
                                  (Unaudited)


                                        Sept. 30, 2002     Sept. 30, 2001

Sales                                   $  300,460             $        -
Cost of Sales                               90,240                      -
                                        ----------             ----------
Gross Profit                               210,220                      -

Operating Expenses                         100,400                161,013
                                        ----------             ----------
Net Loss                                         -             $ (161,013)
Net Profit                              $  109,820                      -
                                        ==========             ==========

Discontineus operation:                          -                      -
  Income from operations of
  discontinued segments
Loss on Disposal of discontinued                 -                      -
   segment
                                        ----------             ----------
Net Profit                              $  109,820             $ (161,013)
                                        ==========             ==========

                                Cala Corporation
                            Statement of Cash Flows
               For the three months ended Sept. 30, 2002 and 2001
                                  (Unaudited)

                                               Sept. 30, 2002    Sept. 30, 2001

Cash flows from operating activities
   Net Profit                                    $  109,820         $         -
   Net Loss                                               -           (161,013)
Adjustments to reconcile                                  -                   -
  net income to net cash                                  -                   -
Provided by operating activities:                         -                   -
   Notes receivables                                      -              25,695
   Accounts payable                                       -             164,455
Changes in assets and liabilities
    (Increase)decrease in:
     Notes receivables                               50,000                   -
Increase(decrease) in:
     Notes payable                                  (29,000)                  -
     Loan payable related party                     402,500                   -
                                                -----------          ----------
          Net cash used by operating activities  $  533,320            (29,137)
                                                -----------          ----------

Cash flows from investing activities
   Acquisition of other investments                       -            878,952
                                                -----------          ----------
      Net cash used by investing activities               -            878,952

Cash flows from financing activities
   Principal payments on long term debt             431,500           (108,499)
   Issuance of stock                                      -             53,684
   Paid in capital                                        -           (790,289)
                                                -----------          ----------
      Net cash provided by financing activities     431,500           (845,104)
                                                -----------          ----------
Net decrease/increase in cash and
  cash equivalents                                  121,820            (62,985)

Cash and cash equivalents at beginning
  of periods                                        126,820              1,148
                                                -----------          ----------
Cash and cash equivalents at end of period        $   5,000          $  64,133
                                                ===========          ==========

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Item 1.  Business:

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of September 30, 2002 and the results of operations and statements of cash flows for the three months ended September 30, 2002 and it is not necessarily indicative of the results to be expected for the full year.

A.        Presentation of Prior Year Information:

          As of December 31, 2001, the Company owned and operated no businesses.

          For further discussions see form 10-KSB for December 31, 2001.

B.        Accounting Policies:

     During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.

Item 2.   Management's Discussion and Analysis of Plan of Operations:

A.        Operations:

     The company has acquired House of Shields, a San Francisco Landmark destination since 1906, which is featured in the www. houseofshields.com.

     Revenues for the first nine months ending September 30, 2002 were US$303,460. However, the company revenue for the same period in 2001 was zero or (US$0.0). The increase in sales reflects the opening of House of Shields operation in San Francisco late February 2002. In addition, the company quarterly gross profits were US$109,820 for the quarter while last year the company losses were US$48,735 for the same quarter. The change was attributed to the company's focusing on the hospitality industry.

Item 3.   Legal Proceedings

     Cala Corporation obtained an order from Oklahoma County District Court canceling 5,000,000 shares of Cala Corporation stock which were issued to Gisella Mancini. The Company has obtained a similar order against Querino Caparrelli for the cancellation of his 5,000,000 shares. However, Merrill Lynch is asserting a lien against those shares.

     The issue will be determined later at a hearing at which time the Company will also ask the court for $50,000.00 in damages.

     As of September 30, 2002, the Company has reduced the number of the outstanding shares by 10,083,333 due to both the Court junction against Querino Caparrelli and Gisella Mancini and the ongoing buy back of company stocks from the float.

Item 6.   Management's Discussion and Analysis of Operations:

          During the year 2001, there was no company activity due to the Mancini & IMOIL S.r.l. merger.

Item 7.   Financial Statement:

          The financial statements and schedules are not included herewith.

Item 8.   Directors and Executive Officers of the Registrants:

     The directors and officers of Cala Corporation as of September 30, 2002 are identified below. No family relationships exist between or among any directors or officer of Cala Corporation.

Name                Age                 Position                      Since

Joseph Cala         42                  CEO/Director                  1999

Steven Ko           52                  Director                      1999


     Joseph Cala, 40, is Chairman of the Board, and CEO of Cala Corporation. Mr. Cala has been an international business owner most of his professional life.

     Steven Ko, 50, formerly served as Executive Vice President at Bank of America and is currently the CFO for a large trust investment company.

Item 9.   Executive Compensation:

     Joseph Cala's salary is $80,000.00 (US) , the majority of the compensation is paid in common stock.

     Steven Ko's compensation is 24,000 shares of common stock for his services.


Part II  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ------------------------------------------

The following exhibits are included herein:

(27)      Exhibit 27
(a)       The company did not file any reports on Form 8-k during the quarter.


Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CALA CORPORATION


Dated:  October 27, 2002      By:  /s/  Joseph Cala
                              ----------------------
                              Joseph Cala, Chairman and CEO