Form 10KSB
period 2002-12-31
CALA CORP
filed 2004-02-17
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                         Form 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2002
                 Commission file number 01-15109
                       Cala Corporation
    --------------------------------------------------------------
                       Oklahoma 73-1251800
                    -------------------------
            39 New Montgomery, San Francisco, CA. 94105
            --------------------------------------------
                         (415) 495-5436
                 ----------------------------
    Securities registered pursuant to Section 12 (g) of the Act:
                   Common Stock $.005 par value
                   ----------------------------

                         Title of Class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained,to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this form 10-KSB.(X)

The aggregate market value of voting common stock held by non-affiliates was $7,740,489 on December 31, 2002 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service. (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of issuer's common stock, par value $.005,as of December 31, 2002 was 49,850,000.

Transitional Small Business Disclosure Format (check one) Yes  No X



                             Part I
Item 1. Business:
Operations:
    Cala Corporation operates House of Shields restaurant, a historical landmark.


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


Item 2. Properties:
      Cala Corporation has acquired a restaurant lease located in San Francisco, California. Operation started during the first quarter of 2002.



Item 3. Legal Proceedings:
      Cala Corporation has two small lawsuits pending,
       which was
resolved during the year 2003.


Item 4. Submission of Matters to a Vote of Security Holders:
      There were no matters submitted to a vote of security holders in 2002.




                                   PART II

Item 5. Market for Registrants Common Stock and Related Stockholder
        Matters:
     As of December 31, 2002, the Company's issued and outstanding commonstock was held by 466 holders of record.
Cala Corporation, or any of its predecessor companies has never declared a cash dividend on its common stock. It is the present policy of Cala Corporation not to pay cash dividends on its common stock. Any payment of cash dividends in the future will be dependent upon the prior payment of dividends on its outstanding Preferred Stock, the amount of funds legally available thereof, Cala Corporation's earnings, financial condition, capital requirements and other factors, which Cala Corporation's Board deem relevant.


Item 6. Management's Discussion and Analysis of Operations:
      During the year 2002, the company acquired a restaurant lease business called the House of Shields, a San Francisco Landmark destination since 1906. Gross revenues for the first year's operation amounts to $247,907.00

The company has filed a multi-million law suit action against the brokerage Investment Banker Merrill Lynch and its clients Querino Caparrelli, Gisella Mancini, Mancini S.P.A. of Italy and IMOIL of the United States and Italy for merger frauds. In addition, the company is settling a minor litigation with Twitchell company.


Item 7. Financial Statements:
      The unaudited financial statements and schedules are included herewith.

Item 8. Changes in, Disagreements with Accountants on Accounting and Financial disclosure:
None




                            PART III

Item 9. Directors and Executive Officers of the Registrant:
      The directors and officers of Cala Corporation as of 12/31/2002 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.


  Name         Age   Position with the Company    Continuous Since.

Giuseppe Cala  42           Chairman, CEO,          October, 1999
                                              Director

Stephen Ko    51               Director                        November, 1999


Giuseppe Cala, 42, is chairman of the Board, and CEO of Cala Corporation. Mr.Cala has been an International business owner most of his professional life. He began his career at an early age. Rising to the top management positions in some of the most prestigious and luxurious resorts in the world. Mr. Cala, as Chairman & CEO of the Cala Corporation has been involved in various ventures such as: Fila Sportswear, USA; Mondi Fashions, USA; L'Italiano, USA, Japan and Italy. Restaurants and Weddings in California, Hawaii and Japan, Cala Hotels, Inc. dba Undersea Resort;and
Hydrogen Future,Inc.

Stephen Ko, 51, formerly served as Associate Managing Director with Private Capital Corporation responsible for providing investment banking and financial consulting services to private clients. Prior to that, Mr. Ko served as Executive Vice President, Bank of America, FSB in Honolulu,Hawaii. In that capacity he was responsible for all internal audit and corporate compliance with specific responsibility for corporate development program. Prior to joining Bank of America, Mr. Ko was a senior supervising auditor for KPMG of Honolulu, Hawaii.


Item 10. Executive Compensation:
      Giuseppe Cala, Cala Corporation's Chairman, President and CEO annual salary of $150,000 is paid in common stock.

     Stephen Ko, Interim Financial Officer has been paid 24,000 shares of common stock for his services.



Item 11. Security Ownership of Certain Beneficial Owners and Management:
A.                 Security Ownership of    Certain Beneficial Owners
    Name                   Shares                Percentage
   ----                     ------               ----------

  Giuseppe Cala          14,052.319               29.38%
  2 First Street 325
  San Jose, Ca. 95113




B. Security Ownership of Management

  Name of
Beneficially Owned  Numbers of Shares        Per Class
  -------            --------------        --------------            ---------

Cala Corporation
Giuseppe Cala           14,052.319              Common


(1) Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.

(2) Percent of class is based on the shares of Cala Corporation Common Stock outstanding as reflected on the Company's books as of 12/31/2002 and is calculated without regard to the Cala Corporation common shares issuable upon exercise of outstanding warrants or any stock options, if any or upon conversion of the Company's convertible securities except that any shares a person is deemed to own by having the right to acquire by exercise of a warrant of option or the conversion of a convertible security are considered to be outstanding solely for the purposes of calculating such person's percentage of ownership.

(3) Mr. Cala beneficially owns 14,052.319 shares of Cala Corporation common stocks.

The following table sets forth the Cala Corporation common stock ownership of all directors and officers as a group as of December 31, 2002:

                    Number of Shares            Percent of
   Name          Beneficially Owned (1)            Class
   ----          ----------------------            -----

Giuseppe Cala         14,052.319                   49.38%




Item 12. Certain Relationships and Related Transactions:




Item 13. Exhibits and Reports:
       Unaudited financial statements for the company follow.




Signatures:
Pursuant to requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Cala Corporation


By: /s/ Giuseppe Cala
---------------------
Giuseppe Cala, Chairman, Chief Executive Officer and CFO

Dated January 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 15, 2002.

/s/ Giuseppe Cala
-----------------
Giuseppe Cala, Chairman, Chief Executive Officer and CFO

INDEX TO UNAUDITED FINANCIAL STATEMENTS
Balance Sheet...................................................... F-1
Statement of Income........................................... F-2
Statement of Cash Flow..................................... F-3
Statement of Stockholders Equity..................... F-4
Notes to Financial Statements.......................... F-5


                              CALA CORPORATION
                           Balance Sheet (UNAUDITED)
                               December 31, 2002

                                    ASSETS

CURRENT ASSETS
    Cash                                                            $ (14,239)
    Prepaidexpenses                                             1,420
                                                                                 --------
        Total Current Assets                                 (12,819)
                                                                                  --------
    Property and equipment                                95,342
                                                                                  --------
          Total Assets                                             $ 82,523
                                                                           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                          $ 24,550
    Accrued expenses                                                             25,000
    Accrued officer's salary                                                     80,000
    Notes payable and contracts payable                         297,572
                                                                                                    -------
        Total current liabilities                                                 427,122
                                                                                                     -------
STOCKHOLDERS' DEFICIT
    Common Stock, par value $.005,
    50,000,000 shares authorized,
    49,850, Issued and outstanding,
         respectively                                                                     249,250
    Additional paid-in capital                                                 8,928,050
    Retained Earnings (deficit)                   (9,419,997)
    Net loss                                                                                  (50,700)
        Less: Treasury stock - at cost                                        (51,202)
                                                                                                        ---------
        Total Stockholders' Deficit                                             (344,599)
                                                                                                         --------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT       $ 82,523
                                                                                                     ========
321:


                            CALA CORPORATION
                  Statements of Operations (UNAUDITED)
                  For the year ended December 31, 2002



Sales                                                                                    $247,907
Cost of Sales                                                                          107,172
                                                                                                    --------
Gross Profit                                                                           140,736

Operating Expenses                                                           191,435
                                                                                                    -------
Net loss                                                                                 $(50,699)
                                                                                                       -------
Loss per share                                                                     $   nil
                                                                                                ======
Fully Diluted Loss Per Share                                             $   nil
                                                                                               ======
Weighted average shares outstanding                   49,850,000
                                                                                         ==========
351:


                             CALA CORPORATION
                    Statement of Cash Flows (UNAUDITED)
                   For the year ended December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                      $(50,700)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation                                                                                23,835
  Stocks issued for services
  Increase in prepaid expenses                                                  (1,420)
  Increase in accounts payable                                                  20,300
  Accrued officer salary                                                                 80,000
  Increase in loan payabale                                                        25,000
  Increase in loan payable officer                                                7,572
                                                                                                            -------
NET CASH USED BY OPERATING ACTIVITIES                    104,587
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                              (119,177)
                                                                                                             -------
NET CASH USED BY INVESTING ACTIVITIES                     (119,177)
                                                                                                             -------
INCREASE (DECREASE) IN CASH                                          (14,590)

BEGINNING CASH                                                                             351
                                                                                                              -------
ENDING CASH                                                                            $(14,239)
                                                                                                         =======

Supplemental cash flow information:
Cash paid during the year for interest                                      $  2,930
                                                                                                         =======



                             CALA CORPORATION
               Statement of Stockholders' Deficit (UNAUDITED)
                    For the years ended December 31, 2002

                                 Number
           Series AA           of             Common    Additional   Retained
           Preferred        Shares           Stock           Paid-In         Earnings     Treasury
            Stock        Outstanding     at Par Value  Capital           (Deficit)        Stock
Balance,

January
1,2000,    $149.00   24,662,156  $123,311.00 $7,446,903$(7,724,384)$(1,202)

Stocks issued for
       cash                               2,319,910     11,600            679,478
Stocks issued for
services                         9,891,351   49,457               49,796
Stocks issued for
payments of debt      11,828,845    59,144             218,996
Stocks retired
Stocks issued
for debt   138,351

Net loss,
December 31, 2000                                                                             (1,428,208)
              -------               ----------          -------                 --------                     ---------    ------

Balance,December 31, 2000
             138,500    48,702,262    243,512              8,395,173         (9,152,592) (1,202)

Stocks retired(138,500)                                                                                           (50,000)
Stocks issued for
payments of debt                  147,738         5,739      532,877
Net loss,
December 31, 2001                                                                       (267,405)
            -------                             ----------         -------      ---------         ---------             -------

Balance,
December 31, 2001        49,850,000    249,250   8,928,050 (9,419,997)    (51,202)
Net loss December 31, 2002                                                           (50,700)
                                               ----------             -------       ---------           ----------           ------
                                             49,850,000   $249,250 $8,928,050$(9,470,697)  $(51,202)
               =======                  ========   =======  ========== =========  ========




                             CALA CORPORATION
                    Notes To Financial Statements (UNAUITED)
                             December 31, 2002
ORGANIZATION
Cala Corporation(formerly Magnolia Foods,Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment has been the business of owning, operating, licensing and joint venturing restaurants.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis - The Company uses the accrual method of accounting.

B. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2002 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company accrued $80,000 of compensation to an officer who is also shareholder of the Company. Common stocks were issued an officer of the Company in exchanged for services. The stocks issued were recorded using the fair market value of the services provided.

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of the following:

                                                     2002
                                                     ----
Payable to an individual, 12.5% interest,
Unsecured, due upon demand                         $25,000
                                                   =======


NOTE 4 - INCOME TAXES

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

The Company has a consolidated net operating loss carry-forward of approximately $9,470,697, which will expire between the years 2002 and 2008
Because of the uncertainty of the Company's future operations,and because possible restrictions on the application of the net operating losses against future profits are being researched due to ownership changes reflected in various stock issuance, no tax benefits are recorded in these financial statements.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.
It is the intent of the Company to earn revenues from restaurant services.
Until sufficient revenues are earned to operate profitably, management intends to issue additional shares of its common stock for cash, services or expenses paid on behalf of the Company.







CERTIFICATION OF GIUSEPPE CALA, CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER, PURSUANT TO RULE
13a - 14 (a) UNDER THE SECURITIES EXCHANGE COMMISSION ACT OF 1934


I, GIUSEPPE CALA, Certify that:

1. I have reviewed the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this report;

4 I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our relating to the Registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the Registrants disclosure controls and procedures and presented in this Report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this Report any change in the Registrants internal control over financial reporting as defined in Exchange Act Rules 13a-15(f)and
15d-15(f) that occurred during the Registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Registrants internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant auditor.
A) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrants ability to record, process, summarize and Report financial information.
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants internal control over financial reporting.



February 03,2004  /s/ Giuseppe Cala
-------------- ------------------------------------------------------------
Giuseppe Cala
  Chairman of the Board, Chief Executive Officer
  and Chief Financial Operation



CERTIFICATION OF GIUSEPPE CALA, CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350


The undersigned officer of Cala Corporation ("CALA") hereby certify that (a) Calas Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities Exchange Commission
(the Report), fully complies with the requirements of Section 13
(a) of the Securities Exchanges Commission Act of 1934 and (h) information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Cala.


Date: February 03, 2004   /s/ Giuseppe Cala
----------------------------------------------------------------------------
Giuseppe Cala
Chairman of the Board, Chief Executive Officer and Chief Financial Officer
CALA CORPORATION


A signed original of this written statement has been provided to Cala and will be retained by Cala and furnished to the Securities and Exchange
Commission or its staff upon request.



Press Release:
Oklahoma City, February 3, 2004 (Businesswire) Cala Corporation
(Pinksheets:CCAA) is pleased to announce to its shareholders that the company annual report on Form 10-KSB for the fiscal year ended
December 31, 2002 has been filed with the Securities and Exchanges
Commission.