Form 10QSB
period 2003-03-31
CALA CORP
filed 2004-03-02
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10QSB



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended
                                 March 31,2003


                         Commission file number 01-15109

                                CALA CORPORATION
              ---------------------------------------------

                               Oklahoma 73-1251800
                       ------------------------------
                               1314 Texas Ave.
                         Houston, Texas 77002
                      ------------------------------------

                                 (713) 302 8689
                              ---------------------

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ___

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock                         44,913,637
Par Value $0.005               Shares outstanding as of
per share                            March 31,2003

Transitional Small Business Disclosure Format Yes __
No _X_

                               Cala Corporation
                           Balance Sheet - UNAUDITED
                               As of March 31, 2003


ASSETS
Current Assets                                  $  -
                                              --------
TOTAL ASSETS                                    $  -
                                              ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
     Accounts payable                         $ 49,550
     Accrued salary  Officer                    20,000
     Loan Payable to Officer                   297,571
                                               -------
         Total current liabilities             447,121

Stockholders' Deficit
     Common stocks                             249,250
     Additional paid in capital              8,928,050
     Retained Earnings (deficit)            (9,470,697)
     Net loss                                 (102,522)
         Less:  Treasury stock                 (51,202)
                                              ---------
         Total Stockholders' Equity           (447,121)
                                              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $       -
                                              =========

                             Cala Corporation
                          Statement of Operations
                                (UNAUDITED)
                           For the three months
                            ended March 31,2003


Sales                                $     -

Operating Expenses
  Officer's salary                     20,000
                                      --------

Net loss from operation               (20,000)

Loss on disposal of discontinued
       Operation                      (82,522)
                                      ---------
Net loss                             $(102,522)
                                      =========

Profit per share                     $    0.0

Shares outstanding                 44,913,637

                             Cala Corporation
                          Statement of Cash Flows
                           For the three months
                            ended March 31,2003

                                  Unaudited

Cash flows from operating activities
     Net Profit                            $(102,522)
Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
     Discontinued operation                   82,522
     Accrued salary  officer                  20,000
                                             ---------
     Net cash used by operating activities        -
                                             ---------

Cash and cash equivalents at beginning of period   -
                                             ---------
Cash and cash equivalents at end of period $       -
                                             =========


CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS


Item 1.  Business:
 In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of March 31, 2003 and the results of operations and statements of cash flows for the three months ended March 31, 2003 and it is not necessarily indicative of the results to be expected for the full year.

A. Presentation of Prior Year Information:

      For further discussions see form 10-KSB for December
31, 2002.

B. Accounting Policies:
 During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report on Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.
Item 2.  Management's Discussion and Analysis of Plan of
Operations:

A. Operations:

The Company discontinued its restaurant operation at the beginning of 2003.

Item 4.  Submission of Matters to a Vote of Security
Holders:

There were no matters submitted to a vote of a security holders in this quarter.



Item 5.  Market for Registrants Common Stock and Related
Stockholder Matters:

The Company cancelled 5,000,000 shares from Gisella Mancini and an additional 400,000 shares were purchased from the open market.


Item 6. Management's Discussion and Analysis of Operations:

The company has multiple million dollar lawsuits pending against IMOIL, Gisella Mancini, Querino Caparrelli and
Merrill Lynch regarding merger frauds. Also, the company has settle a minor lawsuit with Twinkley Inc.

Item 7.       Financial Statements:

The financial statements and schedules are unaudited.

Item 8.   Directors and Executive Officers of the
Registrant:
 The directors and officers of Cala Corporation as of March
31, 2002 are identified below. No family relationships exist between or among any directors or officers of Cala
Corporation.

Name            Age     Position         Since

Joseph Cala     43     CEO/Director      1999

Steven KO       53     Director          1999

Joseph Cala, 43, is Chairman of the Board, and CEO of Cala
Corporation. Mr. Cala has been an International business owner most of his professional life.

Steven KO, 53, formerly served as Executive Vice President at Bank of America and is currently the CFO for a large trust investment company.

Item 9. Executive Compensation:

Joseph Cala's will accrue an annual salary of US$150,000
for the year 2003 and Steven KO's will received 50,000 restricted shares annually.


Part II  Other Information



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

The following exhibits are included herein:

 (a) The Company did not file any reports on Form 8-k during the quarter.

31 Rule 13a-14(a)/15d-14(a) Certifications.
32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Cala, Chairman, Chief Executive Officer,



Signatures
 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALA CORPORATION
Date: February 19,2004  By:/s/Joseph Cala
Joseph Cala, Chairman and CEO

Certification


I, Joseph Cala, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cala Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 19, 2004 /s/ Joseph Cala
Joseph Cala, Chairman and Chief Executive Officer

Exhibit 32

                  CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 906
              OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q of Cala Corporation (the "Company") for the quarter ended
March 31, 2003, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Joseph
Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
1. The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 19, 2004
/s/ Joseph Cala
Joseph Cala
Chairman and Chief Executive Officer