Form 10QSB
period 2003-06-30
CALA CORP
filed 2004-03-08
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003


                         Commission file number 01-15109

                                CALA CORPORATION
              ----------------------------------------------------

                               Oklahoma 73-1251800
                ------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                             44,913,637
       Par Value $0.005                       Shares outstanding as of
           per share                            June 30, 2003


Transitional Small Business Disclosure Format   Yes __    No _X_

                                Cala Corporation
                           Balance Sheet - UNAUDITED
                               As of June 30, 2003

ASSETS
Current Assets
    Cash                                             $ 24,941
                                                     --------
       Total current assets                            24,941
                                                     --------

TOTAL ASSETS                                         $ 24,971
                                                     ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                $ 49,550
     Accrued salary  Officer                          120,000
     Loan Payable to Officer                          275,012
                                                      -------
         Total current liabilities                    444,562

Stockholders' Deficit

     Common stocks                                    274,250
     Additional paid-in capital                     8,950,550
     Retained Earnings (deficit)                   (9,470,697)
     Net loss                                        (122,522)
         Less:  Treasury stock                        (51,202)
                                                     ---------
         Total Stockholders' Equity                  (419,621)
                                                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  24,941
                                                     =========

                                Cala Corporation
                          Statements of Operations (UNAUDITED)
                       For the three months and six months
                              ended June 30,2003



                       3 months         6 months
                        -------         --------
Sales                        $       -           $       -

Operating Expenses
  Officer's salary                20,000             40,000
                                 --------            ------

Net loss from operation           (20,000)            (40,000)

Loss on disposal of discontinued
  Operation                        (82,522)           (82,522)
                                    -------            -------

Net loss                         $(102,522)          $(122,522)
                                  =========            ========



Profit per share                                      $    0.0

Shares outstanding                                   44,913,637


                                Cala Corporation
                        Statements of Cash Flows (UNAUDITED)
                        For the three months and six months
                                   ended June 30,2003



                       3 months         6 months
                        -------         --------
Cash flows from operating activities
     Net loss                           $ (20,000)    $(122,522)
Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
     Discontinued operation                   -          82,522
     Accrued salary  officer               20,000        40,000
     Loan payable to officer               (22,559)      (22,559)
                                           -------      --------
       Net cash used by operating activities (22,559)      (22,559)
                                              -------       -------

Cash flows from financing activities
     Sale of stocks                           47,500        47,500
                                              ------       -------
    Net cash provided by financing activities 47,500        47,500
                                              ------        -------

Cash and cash equivalents at beginning of period    -               -
                                                  ------        -------
Cash and cash equivalents at end of period   $ 24,941      $ 24,941
                                              =======       ========

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS


Item 1.  Business:
 In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of June 30, 2003 and the results of operations and statements of cash flows for the six months ended June 30, 2003 and it is not necessarily indicative of the results to be expected for the full year.

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


Item 7. Financial Statements:
The financial statements and schedules are unaudited. In order to increase the company's cash flow and to retire company debt Mr. Cala invested $50,000.00 of his personnel funds in to the company in exchange for 5,000,000 shares.

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

Item 9. Executive Compensation:
Joseph Cala will accrue an annual salary of US$150,000 for the year
2003.

Steven Ko will receive 50,000 restricted shares for the year 2003.

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

CALA CORPORATION
Date: February 19,2004
By:   /s/  Joseph Cala
-----------------
Joseph Cala, Chairman and CEO

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


Date: February 19, 2004 /s/ Joseph Cala ,

Joseph Cala,
Chairman and Chief Executive Officer


Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Cala Corporation (the "Company") for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 19, 2004
/s/ Joseph Cala

Joseph Cala
Chairman and Chief Executive Officer