Form 10QSB
period 2003-09-30
CALA CORP
filed 2004-03-08
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2003


                         Commission file number 01-15109

                                CALA CORPORATION
              ----------------------------------------------------
             (
                               Oklahoma 73-1251800
                ------------------------------ ------------------
                                1314 Texas Ave.
                            Houston, Texas 77002
                      ------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                   48,568,637
       Par Value $0.005          Shares outstanding as of
           per share                September 30, 2003


Transitional Small Business Disclosure Format        Yes __    No _X_

                                Cala Corporation
                              Balance Sheet (UNAUDITED)
                                September 30, 2003



ASSETS

Current Assets
     Cash                                    $220
                                            ------
        Total current assets                  220
                                            ------

TOTAL ASSETS                                 $220
                                            ======


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                       $49,550
     Accrued salary  Officer                140,000
     Loan Payable to Officer                250,291
                                            -------
         Total current liabilities          439,841

Stockholders' Deficit

     Common stocks                          274,250
     Additional paid-in capital           8,950,550
     Retained Earnings (deficit)         (9,470,697)
     Net loss                              (142,522)
         Less:  Treasury stock              (51,202)
                                             -------
         Total Stockholders' Equity        (439,621)
                                            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $220
                                             =======

                             Cala Corporation
                    Statements of Operations (UNAUDITED)
                    For the three months and nine months
                          ended September 30,2003

                                Three Months       Nine Months
                              ---------------     -------------

Sales                            $       -        $       -

Operating ExpensesOfficer's salary   20,000              60,000
                                    --------            -------

Net loss from operation             (20,000)            (60,000)

Loss on disposal of discontinued
       Operation                       -                 (82,522)
                                    --------             --------
Net loss                          $ (20,000)           $(142,522)
                                     =======             =======
135:

137:
Profit per share                                        $    0.0

Shares outstanding                                    48,568,637
141:

                              Cala Corporation
                   Statements of Cash Flows (UNAUDITED)
      For the three months and nine months ended September 30, 2003


                                  Three Months      Nine Months
                                  ------------       -----------
Cash flows from operating activities
     Net loss                           $ (20,000)    $(142,522)
Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
     Discontinued operation                    -         82,522
     Accrued salary  officer               20,000        60,000
     Loan payable to officer              (24,721)      (47,280)

                                           -------       -------
     Net cash used by operating activities (24,721)      (47,280)
                                            -------       -------

Cash flows from financing activities
     Sale of stocks                            -          47,500
                                            -------       -------
Net cash provided by financing activities      -          47,500
                                            -------       -------


Cash and cash equivalents at beginning of period 24,941        -
                                                -------       ----
Cash and cash equivalents at end of period    $     220     $ 220
                                                   ====       ====

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS


Item 1.  Business:
In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of September 30, 2003 and the results of operations and statements of cash flows for the nine months ended September 30, 2003 and it is not necessarily indicative of the results to be expected for the full year.

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

Item 5.  Market for Registrants Common Stock and Related Stockholder
Matters:
The company repurchased and retired back to the treasury 1,000,000 shares from the open market.

Item 6. Management's Discussion and Analysis of Operations:
The company has multiple million dollar lawsuits pending against IMOIL,Gisella Mancini, Querino Caparrelli and Merrill Lynch regarding merger frauds.

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

Joseph Cala, 42, is Chairman of the Board, and CEO of Cala Corporation. Mr. Cala has been an International business owner most of his professional life.

Steven KO, 52, formerly served as Executive Vice President at Bank of America and is currently the CFO for a large trust investment company.

Item 9. Executive Compensation:
Joseph Cala's will accrue an annual salary of US$150,000.00 for the year 2003.
Steven KO's will received 50,000 restricted shares annually.

Part II  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

The following exhibits are included herein:

(a)The Company did not file any reports on Form 8-k during the quarter.

31 Rule 13a-14(a)/15d-14(a) Certifications.
32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
By Joseph Cala, Chairman, Chief Executive Officer

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                           CALA CORPORATION
Date: February 19,2004,                 By:/s/Joseph Cala
                                        -----------------
                                   Joseph Cala, Chairman and CEO

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


Date: February 19, 2004
/s/Joseph Cala ,

Joseph Cala,
Chairman and Chief Executive Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Cala Corporation (the "Company") for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 19, 2004
/s/ Joseph Cala

Joseph Cala
Chairman and Chief Executive Officer