Form 10KSB
period 2003-12-31
CALA CORP
filed 2004-03-09
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                         Commission file number 01-15109

                                Cala Corporation
         --------------------------------------------------------------
                  Oklahoma                         73-1251800
                  ---------                     ----------------
                                 1314 Texas Ave.
                            Houston, Texas 77002
                      ------------------------------------

                                 (713) 302 8689


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

The aggregate market value of voting common stock held by non-affiliates was $7,740,489 on December 31, 2003 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service. (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of issuer's common stock, par value $.005,as of December 31, 2003 was 48,568,637.

Transitional Small Business Disclosure Format (check one) Yes  No X

                                     Part I




Item 1. Business:


Operations:

None.


Regulation:
Cala Corporation's businesses are subject to licensing and regulation by various departments of alcohol licensing, health, sanitation, permitting, zoning, fire, building,planning, traffic and revenue of the states and municipalities in which these businesses operate. Delays in obtaining, or denials of, necessary licenses or permits, or approvals of Company projects could have a material impact on Cala Corporation's growth.
Furthermore, any expansion of certain of Cala Corporation's hospitality businesses through the sale of licenses or franchises is subject to federal, state and local franchiser disclosure laws.


Item 2. Properties:

None.


Item 3. Legal Proceedings:
On October 2003 Cala Corp received judgment from the court of Oklahoma City, Oklahoma against the following entities including individuals, IMOIL Olive Oil Company, Querino Caparrelli, and Gisella Mancini. For the total amount of $2,670,000.



Item 4. Submission of Matters to a Vote of Security Holders:

There were no matters submitted to a vote of security holders in 2003.

                                     PART II



Item 5. Market for Registrants Common Stock and Related Stockholder Matters:
Cala Corporation, or any of its predecessor companies has never declared a cash dividend on its common stock. It is the present policy of Cala Corporation not to pay cash dividends on its common stock. Any payment of cash dividends in the future will be dependent upon the prior payment of dividends on its outstanding Preferred Stock, the amount of funds legally available thereof,Cala Corporation's earnings, financial condition, capital requirements and other factors, which Cala Corporation's Board deem relevant.


Item # 6:  Management Discussion:

As previously reported, in 2002 the company initiated litigation against Merrill Lynch,Gisella Mancini, Querino Caparelli, and IMOIL over the wrongful acts of the individuals and IMOIL which resulted in the failed merger between the company and IMOIL. During 2003, the company remained embroiled in this litigation, primarily to recover the 10 million shares that the company had been fraudulently induced into issuing to Mancini and Caparelli, and secondly to recover damages against IMOIL, Mancini and Caparelli. All company operations were halted during the litigation process, as the 10 million shares represented 20% of the company. On October 3, 2003, the company obtained a final judgment against Mancini, Caparelli, and IMOIL in the amount of $2.6 million, as well as an order for the return of the 10 million shares to the company treasury. Immediately after the conclusion of the litigation, management began its efforts to collect the judgment.
During the calander year of 2003, the company reduced the number of free trading shares from the open market by approx. 2,000,000 shares.
This resulted in the reduction of free trading shares to less than 22M.
Prior to the anticipated merger with IMOIL, at IMOIL's request the company had sold its rights to development of the Undersea Resort to Cala Hotels in exchange for the 10 million shares which were then issued to Mancini and Caparelli. With the conclusion of the litigation over the failed IMOIL merger, the company will repurchase the rights from Cala Hotels under the same terms to develop the Undersea Resort and Casino.

The company's future plans are as follows:

1.  To change the company name from Cala Corp. to Undersea Resort & Casino
    Corp.
2.  To develop and construct a chain of restaurants with the undersea concept.
3. To focus solely on the development of U-Sea Resorts and free standing restaurants.
4. To change the company's state of incorporation from Oklahoma to Delaware or Texas.

In 2004, the company is planning to issue a proxy and the appopriate 8-K's in accordance with S.E.C. regulations to accomplish the name change, to increase the number of outstanding shares, to elect a new board of directors, and to retain a new auditor.

The company will take advantage of existing U.S. law under Title 11
("the Jones Act") to seek financing for the U-Sea Resort from the U. S. Maritime Administration Financing Department, which issues no-recourse guaranteed loans for up to 87.5% of the total project cost. The company will seek the remainder as well as additional working capital from investment banks and/or private placements. The company anticipates obtaining financing for the restaurants from tenant improvement allowances given by commercial realestate owners of the actual restaurant sites.

The company plans to hire a leading consulting firm specializing in intellectual property valuations to evaluate the U-Sea Resort and the restaurant developments and issue a valuation statement for both which will be included in future company balance sheets.

Item # 7.

Due to changes in S.E.C. regulations, as well as the Sarbanes-Oxley Act, the company's auditor, Roger Castro, is no longer authorized to audit financial statements for public companies. Therefore, the financial statements filed for 2002 and 2003 are unaudited. However, CEO and CFO Joseph Cala has signed under oath attesting to the veracity of the financial statements in full compliance with the Sarbanes-Oxley Act. The company is in discussion with several auditing firms to replace Mr. Castro.
In order to increase the company's cash flow and to retire company debt
Mr. Cala invested $50,000.00 of his personnel funds in to the company in exchange for 5,000,000 shares.

Item 8. Changes in, Disagreements with Accountants on Accounting and Financial
Disclosure:

None.

                                    PART III




Item 9. Directors and Executive Officers of the Registrant:

          The directors and officers of Cala corporation as of 12/31/2003 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.

Name               Age      Position with the Company     Continuous Since

Giuseppe Cala      43            Chairman, CEO              October, 1999
                                    Director

 Stephen Ko        53            Director                  November, 1999



Giuseppe Cala, 43, is chairman of the Board, and CEO of Cala Corporation. Mr. Cala has been an international business owner most of his professional life. He began his career at an early age rising to top management positions in some of the most prestigious and luxurious resorts in the world.
Mr. Cala, as Chairman & CEO of the Cala group has been involved in various ventures such as: Fila Sportswear USA; Mondi Fashions, USA; L'Italiano Restaurants and Weddings in California, Hawaii and Japan, Cala Hotels,Inc. dba Undersea Resort; and Hydrogen Future, Inc.

Stephen Ko, 53, formerly served as Associate Managing Director with
Private Capital Corporation responsible for providing investment banking and financial consulting services to private clients. Prior to that, Mr. Ko served as Executive Vice President, Bank of America, FSB in Honolulu, Hawaii. In that capacity he was responsible for all internal audit and corporate compliance with specific responsibility for corporate development programs. Prior to joining Bank of America, Mr. Ko was a senior supervising auditor and computer audit specialist for KPMG, Honolulu, Hawaii and as staff auditor for Coopers, Lybrand in Seattle, Washington.



Item 10. Executive Compensation:

Giuseppe Cala, Cala Corporation's Chairman, President and CEO accrued an annual salary of $150,000 for the year ended December 31, 2003.

Steven Ko. will receive 50,000 restricted shares.


Item 11. Security Ownership of Certain Beneficial Owners and Management:

A.       Security Ownership of Certain Beneficial Owners

      Name                       Shares                 Percentage
      ----                       ------                 ----------
 Giuseppe Cala                  18,500.319                 37.00%

B.       Security Ownership of Management


                           Name of        Beneficially Owned   Numbers of Shares
  Title of Class       Beneficial Owner    as of 12/31/2003         Per Class
  --------------       ----------------    ----------------         ---------
 Cala Corporation       Giuseppe Cala         18,500.319               Common


(1)Except as otherwise described herein, each beneficial owner has sole voting and investment power with respect to the shares listed.


(2)Percent of class is based on the shares of Cala Corporation Common
Stock outstanding as reflected on the Company's books as of 12/31/2003 and is calculated without regard to the Cala Corporation common shares issuable upon exercise of outstanding warrants or any stock options, if any or upon conversion of the Company's convertible securities except that any shares a person is deemed to own by having the right to acquire by exercise of a warrant of option or the conversion of a convertible security are considered to be outstanding solely for the purposes of calculating such person's percentage of ownership.



Item 12. Certain Relationships and Related Transactions:
None.



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

Cala Corporation

By: /s/ Giuseppe Cala
---------------------
Giuseppe Cala, Chairman, President, CEO

Dated March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5,2004.

/s/ Giuseppe Cala
-----------------
Giuseppe Cala, Chairman, CEO, Director

                                Cala Corporation
                              Balance Sheet (UNAUDITED)
                                December 31, 2003


ASSETS
Current Assets
     Cash                                        $ 1,500
                                                 --------
        Total current assets                       1,500
                                                  --------

TOTAL ASSETS                                      $ 1,500
                                                  ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
             Accounts payable                                                 $ 49,550
     Accrued salary  Officer                       140,000
     Loan Payable to Officer                       251,571
                                                   -------
         Total current liabilities                 461,121

Stockholders' Deficit

     Common stocks                                  274,250
     Additional paid-in capital                   8,950,550
     Retained Earnings (deficit)                 (9,470,697)
     Net loss                                      (162,522)
         Less:  Treasury stock                      (51,202)
                                                    ---------
         Total Stockholders' Equity                 (459,621)
                                                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   1,500
                                                    =========


                                Cala Corporation
                       Statements of Operations (UNAUDITED)
                       For the three months and twelve months
                            ended December 31, 2003
                                Three months       Twelve Months
                                  -------------       -------------

Sales                                  $       -           $     -

Operating Expenses
  Officer's salary                        20,000             80,000
                                         --------            -------

Net loss from operation                  (20,000)            (80,000)

Loss on disposal of discontinued
       Operation                               -             (82,522)
                                           -------            -------
Net loss                                $ (20,000)          $(162,522)
                                          ========            ========

Profit per share                                             $    0.0

Shares outstanding                                         48,568,637

                              Cala Corporation
                   Statements of Cash Flows (UNAUDITED)
                  For the three months and Twelve months
                            ended December 31, 2003
                                          Three months   Twelve months
                                            ------------     -----------

Cash flows from operating activities
     Net loss                                  $ (20,000)       $(162,522)
Adjustments to reconcile
     net income to net cash
  Provided by operating activities:
     Discontinued operation                           -             82,522
     Accrued salary  officer                       20,000           60,000
     Loan payable to officer                        1,280          (46,000)
                                                    -------        ---------
     Net cash used by operating activities          1,280          (46,000)
                                                    -------         ---------

Cash flows from financing activities
     Sale of stocks                                                 47,500
                                                    -------        -------
     Net cash provided by financing activities                      47,500
                                                    -------        -------


Cash and cash equivalents at beginning of period       220             -
                                                     -------        -------
Cash and cash equivalents at end of period       $   1,500        $  1,500
                                                     =======        ========

                                CALA CORPORATION
                   Notes To Financial Statements (UNAUDITED)
                              December 31, 2003

ORGANIZATION

Cala Corporation was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment has been the business of owning, operating,licensing and joint venturing restaurants.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis - The Company uses the accrual method of accounting.

B. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2003 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company accrued $150,000 of compensation to an officer who is also shareholder of the Company. Common stocks were issued an officer of the Company in exchanged for services. The stocks issued were recorded using the fair market value of the services provided.


NOTE 3- INCOME TAXES

Income taxes are provided for the tax effect of transactions reported in the financial statements in a period different from which they are reported for income tax purposes,The items creating such a timing difference are the accelerated depreciation of property and equipment for tax purposes as compared to the straight-line method for financial reporting purposes, and the amortization of leasehold improvements over a prescribedthirty-nine year period for tax purposes as compared to the lease terms for financial reporting purposes.

The Company has a consolidated net operating loss carry-forward of approximately $9,633,219, which will expire between the years 2003 and 2009 Because of the uncertainty of the Company's future operations, and because possible restrictions on the application of the net operating losses against future profits are being researched due to ownership changes reflected in various stock issuance, no tax benefits are recorded in these financial statements.

NOTE 4 - GOING CONCERN

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