Form 10KSB/A
period 2003-12-31
CALA CORP
filed 2004-07-15
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                               Form 10KSB/A

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                         Commission file number 01 15109

                                Cala Corporation

                  Oklahoma                         73 1251800

                               1314 Texas Ave.
                              Houston, Texas 77002

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

Transitional Small Business Disclosure Format (check one) Yes No X CALA CORPORATION









                            FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002
                                    WITH
                       REPORT OF INDEPENDENT REGISTERED
                            PUBLIC ACCOUNTING FIRM
                               CALA CORPORATION



                                    CONTENTS




  Report of Independent Registered Accountant			1

  Balance Sheets						2

  Statements of Operations					3

  Statement of Stockholders' Deficit				4

  Statements of Cash Flows					5

  Notes to Financial Statements		         		6thru8












                            George Brenner, CPA
                        A Professional Corporation
                     10680 W. PICO BOULEVARD, SUITE 260
                        LOS ANGELES, CALIFORNIA 90064
                       310/202/6445  Fax 310/202/6494


Board of Directors and Stockholders
Cala Corporation

I have audited the accompanying balance sheet of Cala Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that
I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Cala Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 5, the Company has limited assets, limited working capital, an accumulated deficit of approximately $9,847,000 and has sustained losses which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


George Brenner
Certified Public Accountant

Los Angeles, California
June 28, 2004

                                          1














                                   CALA CORPORATION
                                    BALANCE SHEETS


           					        December 31,
						      2003	 2002

ASSETS

Current Assets:
	Cash				            $  457    $    456
	Brokerage Account, at market value	       580	 2,678
                                                       ---         ---
Total Assets					    $1,037    $  3,134


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
	Accounts payable 		          $85,020   $ 21,375
	Loan payable				   25,000     25,000
	Loan payable  officer			   16,678     59,085
	Accrued salary  officer	          540,000    390,000
                                                  -------    -------
		Total Current Liabilities	  666,698    495,460
Stockholders' Deficit
	Common stock, par value $.005
	   50,000,000 shares authorized
	   46,868,637 and 44,913,637 shares
	      issued and outstanding, 2003
              and 2002 respectively		  234,343    224,568
Additional paid-in capital			8,947,298  8,906,530
Accumulated (Deficit)			       (9,847,302)(9,623,424)
                                                ---------  ---------
	Total Deficit			         (665,661)  (492,326)
                                                  =======    =======

Total Liabilities and Stockholders' Deficit      $ 1,037     $ 3,134



                      See Notes to Financial Statements
                                      2











                               CALA CORPORATION
                            STATEMENTS OF OPERATIONS




						 For The Years Ended
                                                     December 31,
						    2003       2002
Operating Expenses:
Salary  Officer				          150,000     150,000
General and Administrative Expenses		   78,798      45,788
Interest Expense			            3,125	3,125
                                                   ------      ------
						  231,923     198,913
                                                  =======     =======
Loss from Continuing Operations
  Before Provision for Income Taxes		 (231,923)   (198,913)

Provision For Taxes					                          0	              0

Loss from Continuing Operations			$(231,923)  $(198,913)

Income from Discontinued Operations		    8,045      13,486
                                                  -------     -------

Net (Loss)					$(223,878)  $(185,427)

Basic and Diluted Loss Per Common Share

Loss from Continuing Operations			$ (0.0051)  $ (0.0039)

Income from Discontinued Operations		   0.0002      0.0003
                                                   ------      ------

Net (Loss)					$ (0.0049)  $ (0.0036)

Basic and Diluted Weighted Average
   Common Shares Outstanding			45,474,295  49,439,372



                          See Notes to Financial Statements
                                        3











                                     CALA CORPORATION
                           STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



				     Common
			Number of   Stock at  Additional
			  Shares     $0.005    Paid-In	Accumulated   Total
		       Outstanding Par Value   Capital   Deficit     Deficit

Balance,
January 1, 2001        50,066,970 $ 250,335 $8,875,763 $(9,437,997)$(311,899)

Capital contributed			      5,000	              5,000

Shares returned
to treasury            (5,153,333)  ( 25,767) 25,767			 --

Net Loss		                                  (185,427) (185,427)
                        ---------   --------  ------       -------   -------

Balance,
December 31, 2002	44,913,637   224,568  8,906,530	 (9,623,424)(492,326)

Issuance of shares	 8,320,000    41,600	  8,943		      50,543

Shares returned
to treasury             (6,365,000)  (31,825)	 31,825			  --

Net Loss			                          (223,878) (223,878)
                         ---------    ------     ------    -------   -------

Balance,
December 31, 2003	46,868,637 $234,343 $8,947,298 $(9,847,302)$(665,661)
                        ==========  =======  =========   =========   =======


                              See Notes to Financial Statements
                                             4





                                     CALA CORPORATION
                                 STATEMENTS OF CASH FLOWS




                                                       For the Years Ended
                                                           December 31
							 2003	   2002

Cash flows from operating activities
	Loss					      $(223,878) $(185,427)
	Plus: income from discontinued operations         8,045	    13,486
	Loss from continuing operations		       (231,923)   (198,913)

Adjustments to reconcile net loss to net cash
	Brokerage account			         2,098      (2,678)
	Accounts payable				63,645	      (875)
	Loan payable					    --	     25,000
	Loan payable  officer			       (42,407)	      9,085
	Accrued salary  officer		       150,000	    150,000
                                                       -------      -------

Cash required by operations			       (58,587)	    (18,381)
                                                        ------       ------

Cash flows from investing activities		            --	         --
                                                        ------       -------

Cash flows from financing activities			    --	         --
                                                        ------       -------

	Shares issued					50,543	         --
	Capital contributed				     -	       5,000
                                                        ------        ------
							50,543	       5,000
                                                        ------         -----

Cash used in continuing operations			(8,044)	     (13,381)
Cash provided by discontinued operations		 8,045	      13,486
                                                         -----        ------

Cash increase (decrease)				     1	        105

Cash at beginning of period			           456	        351
                                                           ---          ---

Cash at end of period				          $457	       $456
                                                           ===          ===

Supplemental cash flow information
	Income taxes paid		                   $--	        $--
                                                           ===          ===
	Interest paid				           $--	        $--
                                                           ===          ===


                          See Notes to Financial Statements
                                           5











                                 CALA CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2003 and 2002
                                     ORGANIZATION

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on
June 13,1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. See Note 8B regarding the Company's proposed business model.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.Basis - The Company uses the accrual method of accounting.

B.Cash and cash equivalents - The Company considers all short term,highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C.Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2003 and 2002, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D.Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E.Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction:

The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

F.Shares Returned to Treasury

In connection with the failed merger (Note 6), the Company recouped 5,000,000 of its shares which were returned to the treasury in 2002 at no value. In addition, in 2003 the Company's President purchased 5,000,000 shares at approximately $50,000 which shares were returned to the treasury at no cost.


                                         6









                                 CALA CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2003 AND 2002



NOTE 2 RELATED PARTY TRANSACTIONS

Loans payable were advances made by an officer of the Company. The loan is unsecured interest free and payable upon demand. Balance of the loan as of December 31, 2003 is approximately $16,000. Also, see Note 1, Item F.

Compensation incurred but not paid to the Company's president totaled $540,000 and $390,000 at December 31, 2003 and 2002, respectively.

NOTE 3 - LOAN PAYABLE - OTHER

Payable to an individual, $25,000 on demand, and unsecured with interest at 12.5% per annum. See Subsequent Events, Note 8A.

NOTE 4  INCOME TAXES

Deferred income taxes are provided for the tax effect of transactions reported in the financial statements in a period different from which they are reported for income tax purposes. Compensation for the officer's salary is deductible for tax purposes only when paid.

The Company had a substantial net operating loss carry-forward (NOL) and because if its losses has been unable to use it. Carry-forward losses incurred prior to August 6, 1997 can be carried forward 15 years; losses after that date can be carried forward 20 years. The Company was incorporated in 1985 consequently the NOL carry-forward period may be expiring.

Because of the uncertainty of the Company's future profitability, and because any net operating losses applied against future profits are uncertain, no tax benefits are recorded in these financial statements.

A valuation allowance for the entire deferred tax benefit on the $540,000 accrued officer salary has been provided.


                                    7










                              CALA CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2003 AND 2002


NOTE 5  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of approximately $9,840,000 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern

It is the intent of the Company to earn revenues from services as set forth in Note 7B "Subsequent Events". Until sufficient revenues are earned, management intends to issue additional shares of its common stock for cash, services, and expenses on behalf of the Company.


NOTE 6  CONTINGENCIES

The Company has obtained a judgment of approximately $2,700,000 in connection with a failed merger. Because of the uncertainty of collection, no amount of the judgment is included in the accompanying financial statements. However, as set forth in Note 1, Item F., the Company recouped 5,000,000 shares of its common stock.

NOTE 7  DISCONTINUED OPERATIONS

As set forth in Note 1, the Company is no longer in the restaurant business. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS N0.144. Accordingly, the Company has reflected the restaurant activity as discontinued operations in the accompanying financial statements. The following is a summary of activities from discontinued operations for the year ended December 31, 2003 and 2002.



				 		 2003		 2002
Revenue					       $11,339	      $275,830
Expenses				         3,294	       262,344
Income Before Provision for Income Taxes	 8,045	        13,486
Provision for Income Taxes			    --              --
 Income from Discontinued Operations		$8,045	       $13,486


                                           8










NOTE 8  SUBSEQUENT EVENTS

A.During the first quarter of 2004, the Company issued 2,500,000 shares of stock in payment of the Loan Payable Other (Note 3).

B.The Company's new business model is to construct and operate Undersea
Resorts.
There can be no assurance that the company will be successful in its new venture.

                                      9