Form 10QSB
period 2004-03-31
CALA CORP
filed 2004-08-09
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10QSB



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended
                                 March 31,2004


                         Commission file number 01-15109

                                CALA CORPORATION
              ---------------------------------------------

                               Oklahoma 73-1251800
                       ------------------------------
                          1314 Texas Ave., Suite 410
                            Houston, Texas 77002
                      ------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classesof common stock, as of the latest practicable date.






Common Stock                         44,913,637
Par Value $0.005               Shares outstanding as of
per share                            March 31,2003



Transitional Small Business Disclosure Format Yes __  No _X_

                            CALA CORPORATION
                          FINANCIAL STATEMENTS
                            MARCH 31, 2004
                               UNAUDITED
             REVIEW REPORT OF INDEPENDENT REGISTERED
                       PUBLIC ACCOUNTING FIRM








                          CALA CORPORATION

                             CONTENTS




Report of Independent Registered Accountant			1

Balance Sheets							2

Statements of Operations					3

Statements of Cash Flows					4

Notes to Financial Statements				      5-8

                          George Brenner, CPA
                      A Professional Corporation
                 10680 W. PICO BOULEVARD, SUITE 260
                   LOS ANGELES, CALIFORNIA 90064
                  310/202-6445 - Fax 310/202-6494


Board of Directors and Stockholders
Cala Corporation

I have reviewed the accompanying balance sheet of Cala Corporation as of March 31, 2004, and the related statement of operations for the three month period ended March 31, 2004 and 2003 and the statement of cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my review.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, certain conditions raise substantial doubt that the Company may be able to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




George Brenner
Certified Public Accountant
Los Angeles, California
July 27, 2004

                                 CALA CORPORATION
                                  BALANCE SHEET
                                  MARCH 31, 2004
                                      UNAUDITED



ASSETS

Current Assets:
 	Cash		                       	        $  1,434
	Brokerage Account, at market value	             580
                                                           -----
Total Assets		               			$  2,014
                                                        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
	Common stock payable			       $     --
Accounts payable 				         85,020
	Loan payable - officer				 16,178
	Accrued salary - officer		        528,060
                                                        -------
		Total Current Liabilities	        629,258
                                                        =======

Stockholders' Deficit
	Common stock, par value $.005
	   50,000,000 shares authorized
   49,918,637 issued and outstanding			249,593
Additional paid-in capital			      8,962,048
Accumulated (Deficit)				     (9,838,885)
                                                      ---------
	Total Deficit			               (627,244)
                                                       ========

Total Liabilities and Stockholders' Deficit	        $ 2,014
                                                        =======

See Notes to Financial Statements and Registered Accountant's Review Report

                                 CALA CORPORATION
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED



						      Three Months Ended
							   March 31,
Operating Expenses:				     2004	     2003

General and Administrative Expenses	          $ 1,583	  $ 20,000
Other Income				           10,000	        --
	                                            -----           -------
Income (Loss) from Continuing Operations
   Before Provision for Income Taxes	            8,417	   (20,000)

Provision for Taxes				       --	        --
                                                    -----          -------
Net Income (Loss) from Continuing Operations 	    8,417	   (20,000)

Net (Loss) from Discontinued Operations		       --	   (82,522)
                                                    -----           ------
Net Income (Loss)			          $ 8,417	 $(102,522)
                                                   ======          =======
Basic and Diluted Income (Loss) Per
   Common Share:

Continuing Operations				 $ 0.0002	 $(0.0004)

Discontinued Operations				      --	  (0.0018)
                                                   ------          ------
(Loss) Per Share				 $(0.0002)	 $(0.0022)
                                                   ======          ======
Basic and Diluted Weighted Average
   Common Shares Outstanding		       48,313,142      44,913,637
                                               ==========      ==========

See Notes to Financial Statements and Registered Accountant's Review Report

                           CALA CORPORATION
                       STATEMENTS OF CASH FLOWS
                              UNAUDITED


							  Three Months Ended
										  March 31,
							   2004	       2003
Cash flows from operating activities
	Income (Loss) from continuing operations	$ 8,417	   $(20,000)

Adjustments to reconcile net (loss) to net cash
	Loan payable - officer			           (500)	--
	Accrued salary - officer		        (11,940)     20,000
                                                         ------      ------
Cash required by operations			         (4,023)         --
                                                         ------      ------
Cash flows from investing activities		            --	         --

Cash flows from financing activities:
	Shares issued				         5,000	         --
                                                         -----       ------
Cash increase (decrease)			           977	         --

Cash at beginning of period				   457	         --
                                                         -----       ------
Cash at end of period				        $1,434	    $    --
                                                         =====       ======
Supplemental cash flow Information
	Income taxes paid			       $    --	    $    --
                                                        ======       ======
	Interest paid				       $    --	    $    --
                                                        ======       ======
Non Monetary Transaction:
	Issuance of 2,500,000 shares of common
   stock for the elimination of a liability	      $ 12,500	    $    --
                                                        ======       ======


See Notes to Financial Statements and Registered Accountant's Review Report

                                CALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 2004
                                    UNAUDITED

NOTE 1 - Organization - Nature of Operations

Business

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company's new business model is to construct and operate undersea resorts. This business has not as yet begun.

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of March 31, 2004 and the results of operations and statements of cash flows for the three months ended March 31, 2004 and it is not necessarily indicative of the results to be expected for the full year.


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended March 31, 2004, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003.

NOTE 2 - Going Concern


For the fiscal year ended December 31, 2003, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have also been prepared assuming that Cala Corporation will continue as a going concern. However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at March 31, 2004 has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

See Registered Accountant's Report



NOTE 3.  Management's Discussion and Analysis of Plan of Operations:
A. Operations:
  The Company discontinued its restaurant operation at the beginning of 2003.

NOTE 4.  Submission of Matters to a Vote of Security Holders:
There were no matters submitted to a vote of a security holders in this quarter.

NOTE 5.  Market for Registrants Common Stock and Related Stockholder
Matters:
The Company cancelled 5,000,000 shares from Gisella Mancini and an additional 400,000 shares were purchased from the open market.

NOTE 6. Management's Discussion and Analysis of Operations:
The company has multiple million dollar lawsuits pending against IMOIL, Gisella Mancini and Querino Caparrelli regarding merger frauds.


NOTE 7. Financial Statements:
The financial statements and schedules are unaudited. In order to increase the company's cash flow and to retire company debt Mr. Cala invested $50,000.00 of his personnel funds in to the company in exchange for 5,000,000 shares.

NOTE 8. Directors and Executive Officers of the Registrant:
The directors and officers of Cala Corporation as of March 31, 2003 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.

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

NOTE 9. Executive Compensation:
Joseph Cala will accrue an annual salary of US$150,000 for the year
2004.

Steven Ko will receive 50,000 restricted shares for the year 2004.



Part II  Other Information



ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------



The following exhibits are included herein:

(a)The Company did not file any reports on Form 8-k during the quarter.

31 Rule 13a-14(a)/15d-14(a) Certifications.
32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
By Joseph Cala, Chairman, Chief Executive Officer


Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   CALA CORPORATION
Date: July 29,2004                 By:/s/Joseph Cala
                                   -----------------
                                   Joseph Cala, Chairman and CEO






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


Date: July 29, 2004
/s/Joseph Cala ,

Joseph Cala,
Chairman and Chief Executive Officer








Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Cala Corporation (the "Company") for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: July 29, 2004
/s/ Joseph Cala

Joseph Cala
Chairman and Chief Executive Officer