Form 10QSB
period 2004-06-30
CALA CORP
filed 2004-08-10
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10QSB



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended
                                 June 30, 2004


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock                         44,913,637
Par Value $0.005               Shares outstanding as of
per share                            March 31,2004



Transitional Small Business Disclosure Format Yes __ No _X_

                              CALA CORPORATION

                            FINANCIAL STATEMENTS
                               JUNE 30, 2004
                                 UNAUDITED
                 REVIEW REPORT OF INDEPENDENT REGISTERED
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

                              George Brenner, CPA
                          A Professional Corporation
                     10680 W. PICO BOULEVARD, SUITE 260
                       LOS ANGELES, CALIFORNIA 90064
                      310/202-6445 - Fax 310/202-6494


Board of Directors and Stockholders
Cala Corporation

I have reviewed the accompanying balance sheet of Cala Corporation as of June 30, 2004, and the related statement of operations for the six month period ended June 30, 2004 and June 30, 2003 and the statement of cash flows for the period ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my review.

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

As discussed in Note 2,certain conditions raise substantial doubt that the Company may be able to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




George Brenner
Certified Public Accountant
Los Angeles, California
July 27, 2004

                           CALA CORPORATION
                            BALANCE SHEET
                            JUNE 30, 2004
                             UNAUDITED



ASSETS

Current Assets:
 	Cash							$  5,141
	Brokerage Account, at market value			$    580
                                                                --------
Total Assets							$  5,721

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
	Common stock payable				       $  27,400
Accounts payable 					          85,020
	Loan payable - officer				          16,178
	Accrued salary - officer			         528,060
                                                                 -------
		Total Current Liabilities			 656,658

Stockholders' Deficit
	Common stock, par value $.005
	   50,000,000 shares authorized
   49,918,637 issued and outstanding			        249,593
Additional paid-in capital				      8,962,048
Accumulated (Deficit)				             (9,862,578)
                                                             ----------
	Total Deficit					       (650,937)
                                            	               ========

Total Liabilities and Stockholders' Deficit		     $   5,721


See Notes to Financial Statements and Registered Accountant's Review Report

                               CALA CORPORATION
                           STATEMENTS OF OPERATIONS
                                  UNAUDITED




				             Three Months Ended	    Six Months Ended
						  June 30,	       June 30
Operating Expenses:			    2004	  2003	  2004	        2003

General and Administrative Expenses	  $23,693      $20,000	  $25,276    $40,000

Other Income				      --	   --	   10,000	  --
					   23,693	20,000	   15,276     40,000
                                          ------        ------     ------    -------
(Loss) from Continuing Operations
   Before Provision for Income Taxes	 (23,693)      (20,000)	 (15,276)   (40,000)

Provision for Taxes			     --	           --	      --	 --
                                         =======        ======   =======    =======
Net (Loss) from Continuing Operations    (23,693)     (20,000)	(15,276)   (40,000)

Net (Loss) from Discontinued Operations	     --	       (82,522)	     --	  (82,522)
                                          ======       =======  =======   ========
Net (Loss)			       $(23,693)     $(102,522)$(15,276)$(122,522)
                                        =======       ========= ======== =========
Basic and Diluted (Loss) Per
   Common Share:

Continuing Operations		      $(0.0005)	    $(0.0004) $(0.0003) $(0.0009)

Discontinued Operations 	           --	     (0.0018)       --	 (0.0018)
                                       --------       ------    ------    ------
(Loss) Per Share		      $(0.0005)	   $(0.0022) $(0.0003)  $(0.0027)
                                        ======       ======    ======     ======
Basic and Diluted Weighted Average
   Common Shares Outstanding	    49,918,637	44,913,637 49,738,021 44,913,637


See Notes to Financial Statements and Registered Accountant's Review Report

                              CALA CORPORATION
                          STATEMENTS OF CASH FLOWS
                                  UNAUDITED
                              Six Months Ended

                                                                June 30,
							  2004	        2003
Cash flows from operating activities
	(Loss) from continuing operations	       $(15,276)    $(40,000)

Adjustments to reconcile net loss to net cash
	Common stock payable				 27,400	         --
	Accounts payable		                     --	         --
	Loan payable - officer			           (500)    (22,559)
	Accrued salary - officer		        (11,940)     40,000
                                                        -------      ------
Cash required by operations			           (316)    (22,559)
                                                        -------     -------
Cash flows from investing activities			     --	         --

Cash flows from financing activities:
Shares issued					          5,000	    47,500
                                                         ------     ------
Cash increase (decrease)			          4,684	    24,941

Cash at beginning of period			            457        --
                                                          -----     ------
Cash at end of period				         $5,141	   $24,941
                                                         ======    =======
Supplemental cash flow Information
	Income taxes paid			         $   --	   $    --
                                                         ======    =======
	Interest paid					 $   --	   $    --
                                                         ======    =======
Non Monetary Transaction:
	Issuance of 2,500,000 shares of common
   stock for the elimination of a liability	        $12,500	   $   --
                                                        =======     ======

See Notes to Financial Statements and Registered Accountant's Review Report

                              CALA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2004
                               UNAUDITED

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

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of June 30, 2004 and the results of operations and statements of cash flows for the six months ended June 30, 2004 and it is not necessarily indicative of the results to be expected for the full year.


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended June 30, 2004, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003.


NOTE 2 - Going Concern

For the fiscal year ended December 31, 2003, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have also been prepared assuming that Cala Corporation will continue as a going concern. However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at June 30, 2004 has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


Date: July 29, 2004
/s/Joseph Cala ,

Joseph Cala,
Chairman and Chief Executive Officer








Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Cala Corporation (the "Company") for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: July 29, 2004
/s/ Joseph Cala

Joseph Cala
Chairman and Chief Executive Officer