Form 10KSB/A
CALA CORP
filed 2005-01-10
CIK 794107

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

                                   1314 Texas Ave.
                                Houston, Texas 77002

                                   (713) 302 8689

         Securities registered pursuant to Section 12 (g) of the Act:
                            Common Stock $.005 par value
                                  Title of Class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge,in definitive proxy or information statements incorporated by reference in part
III of this Form 10-KSB or any amendment to this form 10-KSB.
The aggregate market value of voting common stock held by non-affiliates was $7,740,489 on December 31, 2003 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS) The number of shares outstanding of issuer's common stock, par value $.005,as of December 31, 2003 was 48,568,637.
Transitional Small Business Disclosure Format (check one) Yes No X CALA CORPORATION


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

Notes to Financial Statements                                 6thru8









                      George Brenner, CPA A Professional Corporation
                           10680 W. PICO BOULEVARD, SUITE 260
                             LOS ANGELES, CALIFORNIA 90064
                           310-202-6445 Fax 310-202-6494
                          Board of Directors and Stockholders
                                  Cala Corporation
I have audited the accompanying balance sheet of Cala Corporation as of December 31,2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.
I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Cala Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 5, the Company has limited assets,limited working capital, an accumulated deficit of approximately $9,847,000 and has sustained losses which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are described in
Note 5.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


George Brenner
Certified Public Accountant
Los Angeles, California
June 28, 2004
                                                 1




                                         CALA CORPORATION
                                          BALANCE SHEET



                                                        December 31,
                                                      2003       2002

ASSETS

Current Assets
        Cash                                        $  457    $    456
        Brokerage Account, at market value             580       2,678
                                                       ---         ---
Total Assets                                        $1,037    $  3,134


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable                          $85,020   $ 21,375
        Loan payable                               25,000     25,000
        Loan payable  officer                      16,678     59,085
        Accrued salary  officer           540,000    390,000
                                                  -------    -------
                Total Current Liabilities         666,698    495,460
Stockholders' Deficit
        Common stock, par value $.005
           50,000,000 shares authorized
           46,868,637 and 44,913,637 shares
              issued and outstanding, 2003
              and 2002 respectively               234,343    224,568
Additional paid-in capital                      8,947,298  8,906,530
Accumulated (Deficit)                          (9,847,302)(9,623,424)
                                                ---------  ---------
        Total Deficit                            (665,661)  (492,326)
                                                  =======    =======

Total Liabilities and Stockholders' Deficit      $ 1,037     $ 3,134

                         See Notes to Financial Statements
                                    2





                                 CALA CORPORATION
                               STATEMENTS OF OPERATIONS



                                                 For The Years Ended
                                                     December 31,
                                                    2003       2002
Operating Expenses
Salary  Officer                                   150,000     150,000
General and Administrative Expenses                78,798      45,788
Interest Expense                                    3,125       3,125
                                                   ------      ------
                                                  231,923     198,913
                                                  =======     =======
Loss from Continuing Operations
  Before Provision for Income Taxes              (231,923)   (198,913)

Provision For Taxes                                                               0                   0

Loss from Continuing Operations                 $(231,923)  $(198,913)

Income from Discontinued Operations                 8,045      13,486
                                                  -------     -------

Net (Loss)                                      $(223,878)  $(185,427)

Basic and Diluted Loss Per Common Share

Loss from Continuing Operations                 $ (0.0051)  $ (0.0039)

Income from Discontinued Operations                0.0002      0.0003
                                                   ------      ------

Net (Loss)                                      $ (0.0049)  $ (0.0036)

Basic and Diluted Weighted Average
   Common Shares Outstanding                    45,474,295  49,439,372




                             See Notes to Financial Statements
                                         3





                                   CALA CORPORATION
                         STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



<CAPITON>




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
                                                           ===          ===


                               See Notes to Financial Statements
                                            5



CALA CORPORATION


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 and 2002
ORGANIZATION
Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13,1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. See Note 8B regarding the Company's proposed business model.
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.Basis - The Company uses the accrual method of accounting.
B.Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.
C.Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potentialcommon shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2003 and 2002, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive. D.Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.
E.Policy in Regards to Issuance of Common Stock in a Non-Cash
Transaction: The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.
F.Shares Returned to Treasury
In connection with the failed merger (Note 6), the Company recouped 5,000,000 of its shares which were returned to the treasury in 2002 at no value. In addition, in 2003 the Company's President purchased 5,000,000 shares at approximately $50,000 which shares were returned to the treasury at no cost.
                                              6



CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
NOTE 2 RELATED PARTY TRANSACTIONS
Loans payable were advances made by an officer of the Company. The loan is unsecured interest free and payable upon demand. Balance of the loan as of December 31, 2003 is approximately $16,000. Also, see Note 1, Item F.
Compensation incurred but not paid to the Company's president totaled $540,000 and $390,000 at December 31, 2003 and 2002, respectively.
NOTE 3 - LOAN PAYABLE - OTHER
Payable to an individual, $25,000 on demand, and unsecured with interest at 12.5% per annum. See Subsequent Events, Note 8A.
NOTE 4 INCOME TAXES
Deferred income taxes are provided for the tax effect of transactions reported in the financial statements in a period different from which they are reported for income tax purposes. Compensation for the officer's salary is deductible for tax purposes only when paid.
The Company had a substantial net operating loss carry-forward
(NOL) and because if its losses has been unable to use it. Carry-forward losses incurred prior to August 6, 1997 can be carried forward 15 years; losses after that date can be carried forward 20 years.
The Company was incorporated in 1985 consequently the NOL carry forward period may be expiring.
Because of the uncertainty of the Company's future profitability, and because any net operating losses applied against future profits are uncertain, no tax benefits are recorded in these financial statements.
A valuation allowance for the entire deferred tax benefit on the $540,000 accrued officer salary has been provided.
                                              7




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








Certification
I, Joseph Cala, certify that:
1. I have reviewed this annual report on Form 10-KSB/A of Cala
Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 5, 2005
/s/Joseph Cala ,

Joseph Cala,
Chairman and Chief Executive Officer







CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-KSB/A of Cala Corporation (the "Company") filed July 15, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 5, 2005
/s/ Joseph Cala

Joseph Cala
Chairman and Chief Executive Officer