Form 10QSB
period 2004-09-30
CALA CORP
filed 2005-01-31
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                         Commission file number 01-15109

                                CALA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Oklahoma                           73-1251800
         ------------------------------            ------------------
          (State of other jurisdiction              (I.R.S. Employer
              of incorporation or                    Identification
                 organization)                            No.)


                           1314 Texas Avenue Suite 410
                              Houston, Texas 77002
                      ------------------------------------
                    (Address of principal executive offices)


                                 (713) 302 8689
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes _X_   No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock 115,391,970 shares, Par Value $0.005 per share, were outstanding as of September 30, 2004


Transitional Small Business Disclosure Format    Yes ___   No _X_

ITEM 1.      FINANCIAL STATEMENTS


                                CALA CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                    UNAUDITED


                           ASSETS

Current Assets:
     Cash                                                   $      50,929
     Brokerage Account, at market value                            35,000
     Web site                                                       1,000
                                                            --------------
Total Assets                                                $      86,929
                                                            ==============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Loan payable                                           $     100,000
                                                            --------------

           Total Current Liabilities                              100,000
                                                            --------------

Stockholders' Deficit
     Common stock, par value $.005
      200,000,000 shares authorized
      115,391,970 issued and outstanding                          576,960
     Additional paid-in capital                                 9,308,059
     Accumulated (Deficit)                                     (9,898,090)
                                                            --------------
           Total Deficit                                       (   13,071)
                                                            --------------

Total Liabilities and Stockholders' Deficit                 $      86,929
                                                            ==============

                                CALA CORPORATION
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                              2004            2003            2004            2003
                                              ----            ----            ----            ----
Operating Expenses:
General and Administrative Expenses       $   35,512      $   20,000      $   50,788      $   60,000
                                          -----------     -----------     -----------     -----------

                                              35,512          20,000          50,788          60,000
                                          -----------     -----------     -----------     -----------

(Loss) from Continuing Operations
  Before Provision for Income Taxes         ( 35,512)       ( 20,000)       ( 50,788)       ( 60,000)

Provision for Taxes                               --              --              --              --
                                          -----------     -----------     -----------     -----------

Net (Loss) from Continuing Operations       ( 35,512)       ( 20,000)       ( 50,788)       ( 60,000)

Net (Loss) from Discontinued Operations           --              --              --        ( 82,522)
                                          -----------     -----------     -----------     -----------

Net (Loss)                                $ ( 35,512)     $ ( 20,000)     $ ( 50,788)     $ (142,522)
                                          ===========     ===========     ===========     ===========

Basic and Diluted (Loss) Per
 Common Share:

Continuing Operations                     $  (0.0004)     $  (0.0004)     $  (0.0006)     $  (0.0012)

Discontinued Operations                           --              --              --         (0.0017)
                                          -----------     -----------     -----------     -----------

(Loss) Per Share                          $  (0.0004)     $  (0.0004)     $  (0.0006)     $  (0.0029)
                                          ===========     ===========     ===========     ===========

Basic and Diluted Weighted Average
 Common Shares Outstanding                83,884,975      44,913,637      84,504,506      48,568,637
                                          ===========     ===========     ===========     ===========


                                CALA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                        Nine Months Ended
                                                          September 30,
                                                       2004           2003
                                                       ----           ----
Cash flows from operating activities
     Net (Loss)                                     $( 50,788)     $(142,522)
     Discontinued operations                               --         82,522
     Shares issued for services                         4,980             --

Adjustments to reconcile net loss to net cash
     Brokerage account                               ( 34,420)            --
     Web site                                        (  1,000)            --
     Common stock payable                                  --             --
     Loan payable                                    ( 25,000)            --
     Loan payable - officer                          (  2,750)      ( 47,280)
     Accrued salary - officer                        ( 24,540)        60,000
                                                    ----------     ----------

Cash required by operations                          (133,518)      ( 47,280)
                                                    ----------     ----------

Cash flows from investing activities                       --             --

Cash flows from financing activities:
     Loan proceeds                                    100,000             --
     Shares issued                                     83,990         47,500
                                                    ----------     ----------
                                                      183,990         47,500
                                                    ----------     ----------
Cash increase (decrease)                               50,472            220

Cash at beginning of period                               457             --
                                                    ----------     ----------
Cash at end of period                               $  50,929      $     220
                                                    ==========     ==========

Supplemental cash flow Information
     Income taxes paid                              $      --      $      --
                                                    ==========     ==========
     Interest paid                                  $      --      $      --
                                                    ==========     ==========

Non monetary transactions:
     8,502,000 shares issued at $.01 per share
      to reduce accounts payable                    $  85,020      $      --
                                                    ==========     ==========
     51,546,000 shares issued at $.01 per share
      to reduce accrued salary - officer            $ 515,460      $      --
                                                    ==========     ==========
     1,392,800 shares issued at $.01 per share
      to reduce the loan payable - officer          $  13,928      $      --
                                                    ==========     ==========

                                CALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                    UNAUDITED

NOTE 1 - ORGANIZATION - NATURE OF OPERATIONS

Business
Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company's new business model is to construct and operate under sea resorts. This business has not as yet begun.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter and the nine months ended September 30, 2004, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003.

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

NOTE 3 - LOAN PAYABLE

The loan payable is a promissory note with interest at 8.5% per annum payable beginning October 1, 2004 in installments, interest only, of $708.33 per month. The holder of the loan can at any time after September 15, 2004 accept shares of stock in lieu of cash for the payment of principal.

NOTE 4 - STOCK ISSUANCE

As of September 30, 2004 all liabilities other than the $100,000 loan payable aggregating $614,408 were paid by the issuance of restricted shares of stock.

Item 2.  Management's Discussion and Analysis of Operations:

     Management has been laying the groundwork over the past year so that the company can grow at a faster pace in the coming year. The company has made great headway with the addition of Mr. Ray Francis as the master behind the UnderSea Resort and Residence design. This addition has allowed the Company to solve all naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis' talents allow for a design that benefits the customer's safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life. This coupled with Joseph Cala's vast knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Company to overcome extreme obstacles and to succeed in finalizing two naval engineered designs for the Undersea Resort and Residence. With that task accomplished, the Company has been fortunate to attract Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind of many landmark resorts and theme parks.

     The company plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional and Timeshare Ownership. The first development will be the residence and the fractional & timeshare ownership, and the project will be financed from pre-selling individual units. The Company estimates that the average residential development should generate approximately $600 million while the total development cost should run around $460 million. Therefore, the management believes that the project has a great chance of success. Further, the company is in discussions with leaders in the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Company. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences has the entire ocean available with no purchase costs, and without the limitations of land. According to the recently released Future Timeshare Buyers 2004 Market Profile, 13.4 million adults are interested in purchasing some form of timeshare during the next two years. The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers. In addition, the study documents that prospective owners are experienced and enthusiastic travelers.

The Company has retired all outstanding debt in order to have a clean balance sheet. This was done without shareholder dilution because only restricted shares were issued. The Company also obtained a judgment against the Mancini's, Querino Caparrelli and IMOIL Oil of USA and Italy in the amount of $2.7 million.

Item 3.  Market for Registrants Common Stock and Related Stockholder Matters:

     During the quarter, the company increased its number of Common Stock Shares from 50,000.000 to 200,000.000 in order to retire its outstanding debts. In addition, the company retired over 1 million free trading shares from the street known as float.

     The company did not issue any Preferred Stocks known as Class A shares or any Option Shares known as gratis shares to the company's top management. However, the company issued a debt note for the amount of $100,000 bearing an annual interest rate of eight and half percent.

Item 4. Submission of Matters to a Vote of Security Holders:

There were matters submitted to a vote of security holders in this quarter.

On July 31, 2004, over 96% of shareholders approved the new board of directors and the increase of the outstanding shares from 50 million to 200 million. The company used the new share issuances to pay off outstanding debts.

Item 5.  Directors and Executive Officers of the Registrant:

The directors and officers of Cala Corporation as of September 30, 2004 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.

Joseph Cala, is Chairman of the Board, and CEO of Cala Corporation. Mr. Cala has been an International business owner most of his professional life prior to taking over the company.

John Del Favero, is Director of the board. Mr. Del Favero has been both a futurist in the high tech and a pioneer in the tourist space industries.

Item 6.  Executive and Directors Compensation:

Joseph Cala, Chairman, CEO and Director will accrue an annual salary of US$150,000 for the year 2004.

John Del Favero, Director will receive 100,000 restricted shares for the year 2004.

Robert Mosley, Director will receive 50,000 restricted shares for the year 2004.

Item 7.  Reports on Forms Filed

During the quarter, the Company filed two forms of reports with the Securities and Exchange Commission. The Form 8-k was filed to inform its shareholders of the hiring of George Brenner, CPA as the company's new auditor. Additionally, the Form DEF 14 Proxy was filed in order to increase the number of the outstanding shares and to elect two new directors.

31 Rule 13a-14(a)/15d-14(a) Certifications.
32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Cala, Chairman, Chief Executive Officer.



Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CALA CORPORATION



Date: January 25, 2005                       By: /s/ Joseph Cala
                                                 ---------------
                                                 Joseph Cala, Chairman and CEO