Form 10KSB
CALA CORP
filed 2005-09-06
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549
                                      Form 10KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2004
                           Commission file number 01 15109

                                    Cala Corporation

                         Oklahoma                     73 1251800
                                     1314 Texas Ave.
                                  Houston, Texas 77002
                                      (713) 302 8689

             Securities registered pursuant to Section 12 (g) of the Act:
                            Common Stock $.005 par value
                                  Title of Class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this form 10-KSB. The aggregate market value of voting common stock held by non-affiliates was $38,713,196 founder of the Undersea Resort and previously was also founder of Several international businesses.
founder of the Undersea Resort and previously was also founder of Several international businesses.
on December 31, 2004 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS) The number of shares outstanding of issuer's common stock, par value $.005,as of December 31, 2004 was 128,713,196.Transitional Small Business Disclosure Format (check one)
Yes No X












                                  CALA CORPORATION

                                 FINANCIAL STATEMENTS
                              DECEMBER 31, 2004 AND 2003
                                         WITH
                            REPORT OF INDEPENDENT REGISTERED
                                PUBLIC ACCOUNTING FIRM








                                    CALA CORPORATION

                                        CONTENTS




Report of Independent Registered Accountant			1

Balance Sheets							2

Statements of Operations					3

Statement of Stockholders' Deficit				4

Statements of Cash Flows					5-6

Notes to Financial Statements					7-10






















                                   George Brenner, CPA
                               A Professional Corporation
                           10680 W. PICO BOULEVARD, SUITE 260
                             LOS ANGELES, CALIFORNIA 90064
                            310/202-6445 - Fax 310/202-6494


Board of Directors and Stockholders
Cala Corporation

I have audited the accompanying balance sheet of Cala Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders'deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 5, the Company has limited assets,limited working capital, an accumulated deficit of approximately $10,184,000 and has sustained losses which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



George Brenner, C.P.A.

Los Angeles, California
July 18, 2005

                                            1
















                                   CALA CORPORATION
                                     BALANCE SHEETS
                                      DECEMBER 31,



		                                       2004		2003

ASSETS

Current Assets:
	Cash	                                    $	  164	$	457
	Brokerage Account, at market value		    0		580
                                                        -----         -----
		                                    $	  164	$     1,037
Other Assets
	Deposits		                        1,260		  0
                                                        -----         -----

Total Assets	                                    $   1,424	$     1,037
                                                        =====         =====


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	                            $	    0	$    85,020
Loan payable	 	                              100,000	     25,000
Other payable - officer		                        1,000	     16,678
Accrued salary - officer		               37,500	    540,000
                                                      -------       -------
	Total Current Liabilities	            $ 138,500	$   666,698

Stockholders' Deficit
 Common stock, par value $.005
   200,000,000 shares authorized
   129,849,996 and 46,868,637 shares
   issued and 128,713,196 and 46,868,637
   outstanding, 2004 and 2003 respectively	    $ 649,250	$   234,343
Additional paid-in capital		            9,413,369	  8,947,298
Treasury stock 1,136,800 and 0 shares
   2004 and 2003, respectively		              (16,000)		  0
Accumulated deficit		                  (10,183,695)	 (9,847,302)
                                                   ----------     ---------
Total Deficit		                             (137,076)	   (665,661)
                                                   ----------      ---------

Total Liabilities and Stockholders' Deficit	    $	1,424 	$     1,037
                                                     ========    ==========



                     See Accompanying Notes to Financial Statements
                                           2


















                                     CALA CORPORATION
                                STATEMENTS OF OPERATIONS
                            For the Years Ended December 31,



			                                 2004		2003


Operating Expenses:
General and Administrative Expenses	              $	344,272	     $ 228,798
                                                        -------        -------
	Operating loss	                              $(344,272)     $(228,798)

Other income (expense)
Other Income	                                      $	 10,004	     $	     0
Interest Expense		                         (2,125)	(3,125)
                                                         -------     ----------

Loss from Continuing Operations
  Before Provision for Income Taxes		       (336,393)      (231,923)

Provision For Taxes		                              0		     0
                                                        -------        -------

Loss from Continuing Operations	                      $(336,393)      $(231,923)
                                                        =======         =======

Income from Discontinued Operations		              0		  8,045
                                                        -------          ------

Net (Loss)	                                      $(336,393)      $(223,878)
                                                        =======         =======

Basic and Diluted Loss Per Common Share

Loss from Continuing Operations	                      $	 (0.00)	      $	  (0.01)
Income from Discontinued Operations		          0.00		   0.00
                                                       -------        ---------

Net (Loss)	                                      $	 (0.00)	      $	   0.00
                                                       ========        ========

Basic and Diluted Weighted Average
   Common Shares Outstanding		            77,579,000	     45,474,295
                                                    ==========       ==========











                       See Accompanying Notes to Financial Statements
                                               3


















                                       CALA CORPORATION
                            STATEMENT OF STOCKHOLDERS' DEFICIT
                      FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                   Number of 		    Additional
                                   Shares         Common    Paid-In	Accumulated		Treasury	      Total
		                   Outstanding    Stock	     Capital	  Deficit      Shares		   Amount     Deficit


Balance, December 31, 2002	   44,913,637	$ 224,568   $8,906,530	$(9,623,424)	0                    $  0    $(492,326)

Issuance of shares net of
   6,365,000 shares returned
   to Treasury as unissued  	    1,955,000	    9,775	40,768							50,543
Net Loss			                                          (223,878)				      (223,878)
                                    ---------     ------      --------    --------    -----                  -----    ---------

Balance, December 31, 2003	   46,868,637 	$ 234,343    $8,947,298	$(9,847,302)	0	             $	0    $(665,661)


Shares issued for cash		    5,790,000	   16,450	 17,540							33,990
Shares issued for Loan Payable	    2,500,000	   12,500	 12,500							25,000
Shares issued to reduce
   Accounts payable		    8,502,000	   42,510	 42,510							85,020
Shares issued to reduce
   Loan payable - officer	    1,392,800	    6,964	  6,964							13,928
Shares issued to reduce
   Accrued salary - officer	   51,546,000	  257,730	257,730						       515,460
Shares issued for services	   11,587,000	   57,935	105,645						       163,580
Shares issued as gifts		    4,400,000	   22,000	 22,000							44,000
Shares cancelled		     (236,441)	   (1,182)	  1,182
Shares repurchased for Treasury							     (1,136,800)	    (16,000)   (16,000)
Net Loss	         	                                          (336,393)				      (336,393)
                                  -----------      -------       -----    ---------   ---------             ------     -------

Balance 12/31/04		  129,849,996	  649,250     9,413,369	(10,183,695) (1,136,800)	   $(16,000) $(137,076)
                                  ===========     =======     =========  ==========   =========              ======    =======


                           See Accompanying Notes to Financial Statements
                                               4











                                     CALA CORPORATION
                                 STATEMENTS OF CASH FLOWS
                               For the Years Ended December 31,




			                                    2004		2003

Cash flows from operating activities
	Net Loss	                                  $(336,393)	    $(223,878)
	Plus: Income from Discontinued Operations		--		8,045
                                                            -------           --------

	Loss from Continuing Operations	                  $(336,393)	    $(231,923)
Shares issued for services		                    163,580		   --
Adjustments to reconcile net loss to net cash
	Brokerage account		                        580		2,098
	Other Assets		                             (1,260)		   --
	Accounts payable		                         --	       63,645
	Accrued salary - officer		             41,860	      150,000
                                                             ------           -------

Cash Required By Operations		                   (131,633)	      (16,180)
                                                            -------            ------

Cash Flows from Investing Activities		                --		   --
                                                            -------            ------

Cash Flows from Financing Activities
	Loan Proceeds		                            125,000		   --
	Loan payable		                            (25,000)		   --
	Loan payable - officer		                     13,350	      (42,407)
	Repurchase of common stock		            (16,000)		   --
	Shares issued		                             33,990	       50,543

Cash Provided By Financing Activities		            131,340	   	8,136
                                                            -------           -------

Cash Used in Continuing Operations		               (293)	       (8,044)
Cash Provided by Discontinued Operations		         --		8,045
                                                            -------           -------
Cash Increase (Decrease)		                       (293)		    1

Cash at beginning of period		                        457		  456
                                                            -------           -------

Cash at end of period	                                  $	164	      $	  457
                                                           ========            ======

Supplemental Cash Flow Information
	Income Taxes Paid	                          $	 --	      $	   --
                                                           ========            =======
	Interest Paid	                                  $	 --	      $	   --
                                                           ========            =======




                         See Accompanying Notes to Financial Statements
                                                 5








                                    CALA CORPORATION
                                STATEMENTS OF CASH FLOWS
                              For the Years Ended December 31,



			                                    2004		2003

Supplemental Information on Non Monetary Transactions:

	8,502,000 shares issued at $0.01 per share
	  to reduce accounts payable	                   $  85,020	     $	  --
                                                            ========          =======

	51,546,000 shares issued at $0.01 per share
	  to reduce accrued salary - officer	           $ 515,460	     $	  --
                                                            ========          =======

	1,392,800 shares issued at $0.01 per share
	  to reduce loan payable - officer	           $  13,298	     $	  --
                                                            ========          ========

	11,587,000 shares issued at $0.01 per share
	  for services	                                   $ 163,580	     $	  --
                                                            ========          ========

	4,400,000 shares issued at $0.01 per share
	  as gifts 	                                   $  44,000	     $	  --
                                                            ========          ========

	2,500,000 shares issued at $0.01 per share
	  for loan payable	                           $  25,000	     $	  --
                                                            ========          =========





















                           See Accompanying Notes to Financial Statements
                                                  6













                                        CALA CORPORATION
                                 NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2004 and 2003

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

C.	Loss per share - Net loss per share is provided in accordance with
Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2004 and 2003, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

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

F.	Shares Returned to Treasury
In connection with the failed merger (Note 6), the Company recouped
5,000,000 of its shares, which were returned to the treasury in 2002 at no value except costs of brokerage and transfer agent fees. In addition, in 2003 the Company's President purchased 5,000,000 shares at approximately
$50,000 which shares were returned to the treasury at no cost. In 2004, 236,441 shares were returned to the treasury and recorded as unissued. In addition, 1,136,800 shares were purchased for $16,000 for the treasury.

                                          7












                                     CALA CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004 AND 2003


NOTE 2  RELATED PARTY TRANSACTIONS

  The officer of the Company was issued 51,546,000 shares in lieu of $515,460 of accrued salary and 7,305,000 shares for $87,500 of current year salary. The officer also received 1,392,800 shares to reduce the other payable - officer by $13,928.

  Other payable, Officer were advances made by an officer of the Company.The remaining balance is unsecured interest free and payable upon demand.
Balance of the payable as of December 31, 2004 is $1,000 in advances.

Common stocks were issued to the officer in exchange for services. The stocks issued were recorded using the fair market value of the services provided. The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 1, Item F.

NOTE 3  LOAN PAYABLE

A $100,000 promissory note was executed with an interest at 8.5% per annum payable beginning October 1, 2004 in installments, interest only, of $708.33 per month. The holder of the loan can at any time after September 15, 2004 accept shares of stockin lieu of cash for the payment of principal.

A note payable to an individual, $25,000 on demand, and unsecured with interest at 12.5% per annum was converted to 2,500,000 shares of common stock in the first quarterof the year.

NOTE 4  INCOME TAXES

Deferred income taxes are provided for the tax effect of transactions reported in the financial statements in a period different from which they are reported for income tax purposes. Compensation for the officer's salary is deductible for tax purposes only when paid.

The Company had a substantial net operating loss carry-forward (NOL) and because if its losses has been unable to use it. Carry-forward losses incurred prior to August 6, 1997 can be carried forward 15 years; losses after that date can be carried forward 20 years.The Company was incorporated in 1985 consequently the NOL carry-forward period may be expiring.

Because of the uncertainty of the Company's future profitability, and because any net operating losses applied against future profits are uncertain, no tax benefits are recorded in these financial statements.

A valuation allowance for the entire deferred tax benefit of accrued officer salary satisfied by restricted stock has been provided.


                                             8








                                   CALA CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2004 AND 2003



NOTE 5  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of approximately $10,184,000 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6  CONTINGENCIES

On July 6, 2004, the Company subleased 470 square feet of executive
office space with in Austin, Texas.   Payments are effective in
October 2004 through July 31, 2007. Monthly paymenta are $630 per month through July 31, 2005, $660 for August 2005 through July 2006, and $690 from August 2006 through July 2007. The lessor terminated the lease effective April 30, 2005 without penalties to the Company.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2005	        $2,520
2006		    --
2007		    --
2008		    --
2009		    --

Total future minimum lease commitments	$ 2,520

Total lease costs for the years ended December 31, 2004 and 2003 were $5,902 and $0,respectively.

The Company has obtained a judgment of approximately $2,700,000 in connection with a failed merger. Because of the uncertainty of collection, no amount of the judgment is included in the accompanying financial statements.However, as set forth in Note 1, Item F., the Company recouped 5,000,000 sharesof its common stock.



                                             9









                                     CALA CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2004 AND 2003



NOTE 7  DISCONTINUED OPERATIONS

As set forth in Note 1, the Company is no longer in the restaurant business. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS N0.144. Accordingly, the Company has reflected the restaurant activity as discontinued operations in the accompanying financial statements.
The following is a summary of activities from discontinued operations for the year ended December 31, 2004 and 2003.




					            2004		2003
Revenue
  Expenses				           $   --	  $    11,339
    Income Before Provision for Income Taxes	       --		3,294
                                                    -----             -------
    Provision for Income Taxes			       --		   --

 Income from Discontinued Operations	           $   --	  $	8,045
                                                    =====            ========

























                                   CALA CORPORATION



Item 1.

Description of Business

Cala Corporation is in the process of developing the first undersea resort and residence. During the year, the Company completed the preliminary drawing for the project which was presented to the United States Maritime Administration.




Item 2.
Description of Property
We have no property.   We currently maintain an office at 1314 Texas
Avenue, Suite 410, Houston, Texas 77002 and during the calendar year 2004,we operated an office in Austin Texas. We currently have no investments in real estate, real estate mortgages, or realestate securities, and do not anticipate making any such investments in the future.However, our policy respect to investment in real estate assets could be changed in the future without a vote of security holders.




Item 3.
Legal Proceedings
In 2003, the company obtained a judgment against I.M.O.I.L, Gisella Manciniand Quirino Caparelli in the amount of $2.7 million. The company has retained legal counsel in Florida to execute the judgment.



Item 4.
Submission of Matters to a Vote of Security Holders
During the 2004 year, the following matters were submitted to a vote of and approved by the shareholders:
The election of 3 directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified; The ratification of the appointment of auditors for the ensuing year; and the approval an increase in the number of outstanding shares of common stock from 50 million to 200 million.






Part II



Item 5.
Market for Common Equity and Related Stockholder Matters
The Company stock is traded under the symbol CCAA.

No dividends have been declared or paid on our securities, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.

No securities are authorized for issuance under equity compensation plans.


Item 6.


Management's Discussion and Analysis or Plan of Operations
The Company has started negotiations with several sea port authorities in Florida,California, Hawaii, Mayan Coast,
Caribbean Islands and Southern Europe regarding placement of future UnderSea Resort and Residences in those locations. The company believes that permits will be granted by the sea port authorities because the UnderSea will become a tourist destination in its own right, and it will enhance the sea life habitat.

Once a location is secured, the Company will begin to presale individual unitsprior to the construction of that particular vessel.




Item 7.  Financial Statements




Item 8.
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 8A.


Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i)
this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this annual report on.





Form 10-KSB, and

(ii)
the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


Item 8B.
Other Information
There was no material information during the fourth quarter of 2004 not previously reported.






PART III



Item 9.

Directors and Officers of the Company
The following is a brief description of the business experience during the past five years of each of the above-named persons:

Joseph Cala, Chairman and CEO since 1999, founder of the Undersea Resort and previously was also founder of Several international businesses.




John Del Favero, member of Board of Directors of Finance
And Technologies Associates, and Adjunct Professor of
Marketing in the M.B.A. program of International
Technological University in Silicon Valley.

Robert Mosley, Certified Public Accountant, director since 2004, has 45 years experience with major accounting firms and as a sole practitioner. Previously served on the Board of Directors and on the audit committee of local bank for 27 years and a company listed on the NYSE for 7 years.


Audit Committee Financial Expert
Since we are a development stage company and are presently inactive and have no full time employees, we do not have an audit committee financial expert. At such time as we become operational, we will have an audit committee financial expert.

Code of Ethics
Since we are a development stage company and are presently inactive and have no full time employees, we have yet to adopt a code of ethics. At such time as we become operational, we will prepare and make available a code of ethics.





Item 10.


Executive Compensation
No officer or director received any remuneration from the Company during the fiscal year ended December 31, 2004. Until we acquire additional capital, it is not intended that any officer or director will receive compensation other than reimbursement for out of pocket expenses incurred on our behalf. See "Certain Relationships and Related Transactions."
As of December 31, 2004, we had no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees,but the Board of Directors may recommend adoption of one or more such programs in the future.


Item 11.


Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of the end of our December 31, 2004 fiscal year,the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold
5% or more of our outstanding common stock.Also included are the shares held by all executive officers and directors as a group.

The following table lists the names and addresses of the only shareholders known by Cala Corporation to have owned beneficially more than five percent of Cala Corporation's common stock outstanding on December 31, 2004, the number of shares they beneficially own, and the percentage of outstanding shares such ownership represents. Such shareholders have sole voting and dispositive power over shares they beneficially own.


Joseph Cala	90,000,000



CERTAIN INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

Security Ownership of Directors and Executive Officers. The following table shows the number of shares of Cala Corporation common stock beneficially owned as of December 31, 2004 by each director and nominee, by each executive officer, and, if at least one-tenth of one percent, the percentage of outstanding shares such ownership represents. Except as indicated, directors, nominees and executive officers have sole voting and dispositive power over shares they beneficially own.


Name                   Amount of Beneficial Ownership	Percent of class

Joseph Cala                     90,000,000	               69%

John Del Favero                     50,000	              0.1%

Robert Mosley                      120,000	              0.1%






Item 12.
Principal Accountant Fees and Services
Audit Fees
The fees to George Brenner, C.P.A. for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2004 are $11,374.00. The fees for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2003 are $9,000.

Audit-Related Fees
None.

Tax Fees
None.

All Other Fees
None.

Audit Committee's Pre-Approval Policies
There was no audit committee to our Board of Directors and therefore there were no policies.








Certification
I, Joseph Cala, certify that:
1. I have reviewed this annual report on Form 10-KSB/A of Cala Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for,the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annualreport (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 6, 2005
/s/Joseph Cala ,

Joseph Cala,
Chairman and Chief Executive Officer







CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-KSB of Cala
Corporation (the "Company") filed September 6,2005 with the
Securities and Exchange Commission on the date hereof
(the "Report"), I, Joseph Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
1. The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934
(15 U.S.C. 78m(a) or 78o(d); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 6, 2005
/s/ Joseph Cala

Joseph Cala
Chairman and Chief Executive Officer