Form 10-Q
period 2005-06-30
CALA CORP
filed 2006-01-17
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

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

Common Stock 174,366,329 shares, Par Value $0.005 per share, were outstanding as of June 30, 2005


Transitional Small Business Disclosure Format    Yes ___   No _X_










                                CALA CORPORATION

                              FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                   UNAUDITED
                  REVIEW REPORT OF INDEPENDENT REGISTERED
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

Management Discussion                    8 thru 10














                                George Brenner, CPA
                            A Professional Corporation
                        10680 W. PICO BOULEVARD, SUITE 260
                           LOS ANGELES, CALIFORNIA 90064
                          310 202 6445  Fax 310 202 6494



Board of Directors and Stockholders
Cala Corporation

I have reviewed the accompanying balance sheet of Cala Corporation as of June 30, 2005, and the related statement of operations for the six month period ended June 30, 2005 and June 30, 2004 and the statement of cash flows for the period ended June 30, 2005 and 2004. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my review.

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

Based on my review, I am not aware of any material modifications that hould be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, certain conditions raise substantial doubt that the Company may be able to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




George Brenner
Certified Public Accountant
Los Angeles, California











                                     CALA CORPORATION
                                       BALANCE SHEET
                                       JUNE 30, 2005
                                         UNAUDITED



ASSETS

Current Assets:
 	Cash	                                      $	     282,426
                                                             -------

	Total current assets		                     282,426

        DEPOSITS		                               1,260
                                                             -------

		Total Assets	                     $	     283,686
                                                             =======

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
	Accounts payable 	                     $	      21,100
	Loan payable and accrued interest		     102,000
	Loan payable, officer		                       4,150
                                                             -------

	Total Current Liabilities		             127,250
                                                             =======

Stockholders Equity
	Common stock, par value $.005
	   200,000,000 shares authorized
	   174,366,329 issued and outstanding		     871,832
	Additional paid in capital		           9,948,617
	Stock subscription receivable		            (170,000)
	Treasury stock 1,136,800 shares		             (16,000)
	Accumulated (Deficit)		                 (10,478,013)
                                                          ----------

	Total Stockholders Equity		             156,436
                                                             -------

Total Liabilities and Stockholders Equity	    $	     283,686
                                                             =======



See Notes to Financial Statements and Registered Accountants Review Report












                                CALA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED



		                             Three Months Ended	       Six Months Ended
		                                  June 30,		   June 30,
Operating Expenses 		            2005           2004       2005	     2004

General and Administrative Expenses	$  151,314	$  23,693   $  288,068	   $  25,276
                                           -------         ------      -------        ------

Operating Loss		                  (151,314)       (23,693)    (288,068)	     (25,276)
Other Income (Expense)
Other Income		                        --	       --	    --	      10,000
Interest Expense		            (2,000)	       --	(6,250)		  --
                                           -------         ------      -------        -------

Net (Loss) 	                        $ (153,314)	$ (23,693)  $ (294,318)	  $  (15,276)
                                           =======         ======      =======        ======

Basic and Diluted (Loss) Per
   Common Share

(Loss) Per Share	                $    (0.00)	$   (0.00)  $	 (0.00)	  $   (0.00)
                                             =====           ====         ====         ====

Basic and Diluted Weighted Average
   Common Shares Outstanding		155,254,425     49,918,637 145,491,350	 49,738,021
                                        ===========     ========== ===========   ==========


    See Notes to Financial Statements and Registered Accountants Review Report











                                     CALA CORPORATION
                                STATEMENTS OF CASH FLOWS
                                       UNAUDITED
                                    Six Months Ended


			                                        June 30,
			                                    2005	 2004
Cash flows from operating activities
	(Loss) from continuing operations	        $  (294,318)  $	 (15,276)

Stock based expenses		                             30,330	      --
Adjustments to reconcile net loss to net cash
	Accounts payable and accrued expenses		     23,100	      --
	Accrued salary, officer		                    150,000	 (11,940)
                                                            -------       ------

Cash used in operations		                            (90,888)	 (27,216)

Cash flows from investing activities		                 --	      --

Cash flows from financing activities,
	Loan payable, officer		                      3,150	    (500)
	Common stock payable		                         --	  27,400
	Common stock issued for cash		            370,000	   5,000
                                                            -------       ------
Cash provided by financing activities		            373,150	  31,900
                                                            -------       ------


Cash increase (decrease)		                    282,262	   4,684

Cash at beginning of period		                        164	     457
                                                            -------       ------

Cash at end of period	                                $   282,426  $	   5,141
                                                            =======       ======

Supplemental cash flow Information
	Income taxes paid                               $     4,250  $	      --
                                                             ======       ======

Non Monetary Transaction,
	Issuance of 2,500,000 shares of common
	 stock for the elimination of a liability	$	--   $	  12,500
                                                             =====        ======
	Issuance of 14,500,000 shares of common
	  stock for accrued salary	                $  187,500   $	      --
                                                           =======        ======
	Issuance of 1,233,000 shares of common
	  stock for services	                        $   30,330   $	      --
                                                           =======        ======


See Notes to Financial Statements and Registered Accountants Review Report












                                 CALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                    UNAUDITED

NOTE 1 ORGANIZATION  NATURE OF OPERATIONS

Business

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on
June 13, 1985 under the laws of the State of Oklahoma. The Companys sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Companys new business model is to construct and operate undersea resorts. This business has not as yet begun.

In the opinion of the Company, the accompanying unaudited financial statements contain the adjustments (consisting of normal recurring accruals) necessary to present the financial position as of June 30, 2005 and the results of operations and statements of cash flows for the six months ended June 30, 2005 and it is not necessarily indicative of the results to be expected for the full year.


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended June 30, 2005, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10KSB for the year ending December 31, 2004.

Going Concern

For the fiscal year ended December 31, 2004, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have also been prepared assuming that Cala Corporation will continue as a going concern. However, the Companys ability to generate sufficient cash flows to meet its obligations, either through future revenues and,or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at June 30, 2004 has a stockholders deficit. These uncertainties raise substantial doubt about the Companys ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

See Registered Accountants Report




                                CALA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  UNAUDITED

Recent Accounting Pronouncements

In December 2004,the Financial Accounting Standards Board (FASB) issued sfas No 123r Share Based Payment. This statement is a revision to sfas 123 and supersedes Accounting Principles Board (APB) Opinion No 25, Accounting for Stock Issued to Employees, and amends FASB Statement No 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.
sfas 123r permits public companies to choose between the following two adoption methods,
1. A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or
2. A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
As we do not currently have share based payments, we expect no impact to the financial statements due to the adoption of SFAS 123R.
In March 2005, the FASB issued FASB Interpretation (FIN)
No. 47 Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143 (FIN No. 47).
FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long lived asset when the timing and, or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN
No. 47 will have a material impact on our financial condition or results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB
Statement No. 3 (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 Accounting Changes, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.
This statement is effective for our Company as of January 1, 2006.
The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.


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

The Company issued 1,233,000 shares of common stock in lieu of $30,330 of directors fees, consulting fees and investor relation services.


See Registered Accountants Report





MANAGEMENT DISCUSSION,

Item 1 Management has been laying the groundwork over the past year so that the company can grow at a faster pace in the coming year. The company has made great headway with the addition of Mr. Ray Francis as the master behind the UnderSea Resort and Residence design. This addition has allowed the Company to solve all naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis talents allow for a design that benefits the customer's safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life.
This coupled with Joseph Calas vast knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Company to overcome extreme obstacles and to succeed in finalizing two naval engineered designs for the Undersea Resort and Residence. With that task accomplished, the Company has been fortunate to attract Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind of many landmark resorts and theme parks. In addition, the company is working with prestigious maritime companies such as Stodga of Poland and FinCantieri of Italy.

The company plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Company estimates that the average residential development should generate approximately $600 million while the total development cost should run around $460 million. Therefore, the management believes that the project has a great chance of success. Further, the company is in discussions with leaders in the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Company. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences has the entire ocean available with no purchase costs, and without the limitations of land. According to the recently released Future Timeshare Buyers 2004 Market Profile, 13.4 million adults are interested in purchasing some form of timeshare during the next two years. The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers. In addition, the study documents that prospective owners are experienced and enthusiastic travelers.

The Company also obtained a judgment against the Mancinis, Querino Caparrelli and IMOIL Oil of USA and Italy in the amount of $2.7 million.

Item 2.  Market for Registrants Common Stock and Related Stockholder
Matters,

The company did not issue any Preferred Stocks known as Class
A shares or any Option Shares known as gratis shares to the companys top management. The only shares issued to top management were in lieu of salaries.

Item 3. Submission of Matters to a Vote of Security Holders,

There were no matters submitted to a vote of security holders in this quarter.

Item 4.  Directors and Executive Officers of the Registrant:

The directors and officers of Cala Corporation as of June 30, 2005 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.

Joseph Cala, is Chairman of the Board, and CEO of Cala Corporation.
Mr. Cala has been an International business owner most of his professional life prior to taking over the company.

John Del Favero, is Director of the board. Mr. Del Favero has been both a futurist in the high tech and a pioneer in the tourist space industries.

Robert Mosely is a Director on the board. Mr. Mosely has served on the boards of many publicly held companies. Mr. Mosely is currently a full time CPA.

Item 5.  Executive and Directors Compensation:

Joseph Cala, Chairman, CEO and Director will accrue an annual salary of $300,000 for the year 2005.

John Del Favero, Director will receive 250,000 restricted shares for the year 2005.

Robert Mosley, Director will receive 200,000 restricted shares for the year 2005.

Item 6. During the quarter, the Company filed no forms of reports with the Securities and Exchange Commission.

31 Rule 13a thru 14(a)15d thru 14(a) Certifications.
32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Cala, Chairman, Chief Executive Officer.



Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CALA CORPORATION



Date: January 16, 2006                By: /s/ Joseph Cala
                                                 ---------------
                                     Joseph Cala, Chairman and CEO


Exhibit 31

                      CERTIFICATION PURSUANT TO
               SECURITIES EXCHANGE ACT RULE 13A-14(a)


I, Joseph Cala, certify that

1.   I have reviewed this quarterly report on Form 10-Q of Cala Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a thru 14 and 15d thru 14) for the registrant and I have

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date) and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function)

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls and

     b) any fraud, whether or not material, that involves management orother employees who have a significant role in the registrant's internalcontrols and

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


     Date: January 16, 2006            By: /s/ Joseph Cala
                                           ---------------
                                           Joseph Cala
                                           Chairman and CEO

                          CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q of Cala Corporation (the Company) for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I,Joseph Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge

1.   The Report fully complies with the requirements of
section 13(a)or 15(d)of the Securities Exchange Act of
1934 (15 U.S.C. 78m(a) or 78o(d) and

2. The information contained in the Report fairly presents, in all materialrespects, the financial condition and results of operations of the Company.


     Dated: January 16, 2006           By: /s/ Joseph Cala
                                           ---------------
                                           Joseph Cala
                                           Chairman and Ceo