Form 10-Q
period 2005-09-30
CALA CORP
filed 2006-01-18
CIK 794107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


                                 (713) 302 8689
               --------------------------------------------------
              (Registrants telephone number, including area code)

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

Common Stock 182,566,329 shares, Par Value $0.005 per share, were outstanding as of September 30, 2005


Transitional Small Business Disclosure Format Yes ___   No _X_










                                CALA CORPORATION

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                    UNAUDITED
                   REVIEW REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM















                               CALA CORPORATION

                                  CONTENTS




Report of Independent Registered Public Accounting Firm		1

Balance Sheet							2

Statements of Operations					3

Statements of Cash Flows					4

Notes to Financial Statements				    5 - 7

Management Discussion                                       8 - 10















                                  George Brenner, CPA
                               A Professional Corporation
                           10680 W. PICO BOULEVARD, SUITE 260
                            LOS ANGELES, CALIFORNIA 90064
                          310 202 6445   Fax 310 202 6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cala Corporation

I have reviewed the accompanying balance sheet of Cala Corporation as of September 30, 2005, and the related statements of operations and statements of cash flows for the nine month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my review.

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

George Brenner
Certified Public Accountant

Los Angeles, California
January, 2006











                                    CALA CORPORATION
                                     BALANCE SHEET
                                  SEPTEMBER 30, 2005
                                      UNAUDITED


ASSETS

Current Assets:
 	Cash	                                   $	137,273
	Receivable, officer		                 28,850
                                                        -------
	Total current assets		                166,123

VEHICLES, Net		                                 43,596
DEPOSITS		                                  1,260
	                                                 ------
Total Assets	                                   $	210,979
                                                        =======
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
	Accounts payable	                  $	    636
	Accrued salary, officer		                 75,000
                                                         ------
	Total current liabilities		         75,636
                                                         ======
Stockholders Equity
	Common stock, par value $.005
	   200,000,000 shares authorized
   182,566,329 issued and outstanding		       912,832
Additional paid-in capital		            10,109,617
Stock subscription receivable		              (170,000)
Treasury stock		                               (16,000)
Accumulated (deficit)		                   (10,701,106)
                                                    ----------
	Total stockholders equity		       135,343
                                                       -------
Total Liabilities and Stockholders Equity	  $    210,979
                                                       =======

See Notes to Financial Statements and Registered Accountants Review Report








                                     CALA CORPORATION
                                 STATEMENTS OF OPERATIONS
                                        UNAUDITED


		                              Three Months Ended      Nine Months Ended
		                                 September 30,		 September 30
		                            2005	     2004   2005	   2004


General and Administrative Expenses	  $ 223,093	 $ 238,112 $ 511,160   $ 263,388
                                            -------        -------   -------     -------
Operating loss		                   (223,093)	  (238,112) (511,160)	(263,388)
                                            -------        -------   -------     -------
Operating Loss		                   (223,093)	  (238,112) (511,160)   (263,388)

Other Income (Expense)
Other Income		                         --		--	  --	  10,000
Interest Expense		                 --		--    (6,250)	      --
                                            -------        -------     -----     -------
Net (Loss) 	                          $(223,093)	 $(238,112)$(517,410)  $(253,388)
                                            =======        =======   =======     =======
Basic and Diluted (Loss) Per
   Common Share:

(Loss) Per Share	                  $  (0.00)	 $  (0.00) $  (0.00)   $  (0.00)
                                            ======         ======    ======      ======

Basic and Diluted Weighted Average
   Common Shares Outstanding	       182,031,546    88,318,420 157,800,482 85,055,310
                                       ===========    ========== =========== ==========

See Notes to Financial Statements and Registered Accountants Review Report









                                   CALA CORPORATION
                             STATEMENTS OF CASH FLOWS
                                     UNAUDITED


		                                           Nine Months Ended
                                                             September 30,
			                               2005		   2004
Cash flows from operating activities
	Net (Loss)	                           $(517,410)	        $(253,388)
	Shares issued for services		     102,330		  163,580
	Depreciation		                       1,711		       --
	Shares issued for interest expense	       2,000		       --
Adjustments to reconcile net loss to net cash
	Brokerage account		                  --		      580
	Website		                                  --		   (1,000)
	Accounts payable		                 636		       --
	Loan payable		                          --	     	  (25,000)
	Accrued salary   officer		     225,000		    4,360
                                                     ------                 -----
Cash used in operations		                    (185,733)		 (110,868)
                                                     -------              -------
Cash flows from investing activities
	Acquisition of fixed assets		    (45,308)		       --
                                                     ------                ------
Cash used in operations		                    (45,308)		       --
                                                     ------                ------
Cash flows from financing activities:
	Stock redeemed		                         --		  (10,000)
	Loan payable  officer, net		     (7,850)		   12,350
	Loan proceeds		                         --		  125,000
	Loan payment		                         --		  (25,000)
	Shares issued		                    376,000		   58,990
                                                    -------                ------
			                            368,150		  161,340
                                                    -------               -------
Cash increase (decrease)		            137,109		   50,472

Cash at beginning of period		                164		      457
                                                        ---                   ---
Cash at end of period	                         $  137,273	       $   50,929
                                                    =======                ======
Supplemental cash flow Information
	Income taxes paid	                 $	 --	       $       --
                                                        ===                   ===
	Interest paid	                         $    4,250	       $       --
                                                      =====                   ===


Non monetary transactions:
   Shares issued at $0.01 per share to reduce
     accounts payable 0 and 8,502,000 shares	 $	 --	       $   85,020
                                                        ===                ======
   Shares issued at $0.01 per share to reduce
     accrued salary  officer 14,500,000
     and 51,546,000 shares	                 $  187,500	       $  515,460
                                                    =======               =======
   Shares issued at $0.01 per share to reduce
     the loan payable  officer, 1,392,800
     shares 	                                 $	 --	       $   13,298
                                                        ===                ======
    Shares issued at $0.01 per share to reduce
      the loan payable, and interest, 3,400,000
      shares 	                                 $  102,000	       $       --
                                                    =======                   ===
    Shares issued for services at $0.01 to
      $0.03 per share 3,633,000 and
      11,587,000 shares	                         $  102,330	       $  163,580
                                                    =======               =======
    Shares issued as gifts at $0.01 per share
      2,200,000 and 4,400,000	                 $   22,000	       $   44,000
                                                     ======                ======

See Notes to Financial Statements and Registered Accountants Review Report





                                     CALA CORPORATION
                              NOTES TO FINANCIAL STATEMENTS
                                        UNAUDITED

NOTE 1 - ORGANIZATION  NATURE OF OPERATIONS

Business

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Companys sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Companys new business model is to construct and operate under sea resorts. This business has not as yet begun.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter and the nine months ended September 30, 2005, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Companys Annual Report on Form 10KSB for the year ending December 31, 2004.

Going Concern

For the fiscal year ended December 31, 2004, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have also been prepared assuming that Cala Corporation will continue as a going concern. However, the Companys ability to generate sufficient cash flows to meet its obligations, either through future revenues and, or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at June 30, 2004 has a stockholders deficit. These uncertainties raise substantial doubt about the Companys ability to continue as a going concern. Management plans to raise additional debt and, or equity capital and to initiate revenues over the balance of this fiscal year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


See Registered Accountants Report


                                       CALA CORPORATION
                                NOTES TO FINANCIAL STATEMENTS
                                            UNAUDITED


NOTE 1  ORGANIZATION  NATURE OF OPERATIONS (continued)
Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R Share Based Payment. This statement is a revision to SFAS 123 and supersedes Accounting Principles Board
(APB) Opinion No. 25,Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments.
This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.
SFAS 123R permits public companies to choose between the following two adoption methods,
1. A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or
2. A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.


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

The Company issued 3,633,000 shares of common stock in lieu of $102,330 of directors fees, consulting fees and investor relation services.

The Company issued 3,400,000 shares at $0.03 per share in satisfaction of a loan $100,000 and interest of $2,000.

NOTE 3  INCOME TAXES

Deferred income taxes are provided for the tax effect of transactions reported in the financial statements in a period different from which they are reported for income tax purposes. Compensation for the officers salary is deductible for tax purposes only when paid.

The Company had a substantial net operating loss carry-forward
(NOL) and because if its losses has been unable to use it. Carry forward losses incurred prior to August 6, 1997 can be carried forward 15 years, losses after that date can be carried forward 20 years. The Company was incorporated in 1985 consequently the NOL carry forward period may be expiring.

Because of the uncertainty of the Companys future profitability, and because any net operating losses applied against future profits are uncertain, no tax benefits are recorded in these financial statements.

A valuation allowance for the entire deferred tax benefit on the $540,000 accrued officer salary has been provided.







MANAGEMENT DISCUSSION


Item 1.  Managements Discussion and Analysis of Operations,

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


     The company plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre selling individual units. The Company estimates that the average residential development should generate approximately $600 million while the total development cost should run around $460 million. Therefore, the management believes that the project has a great chance of success. Further, the company is in discussions with leaders in the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Company. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the entire ocean available with no purchase costs, and without the limitations of land. According to the recently released Future Timeshare Buyers 2004 Market Profile, 13.4 million adults are interested in purchasing some form of timeshare during the next two years. The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers. In addition, the study documents that prospective owners are experienced and enthusiastic travelers.


Item 3.  Market for Registrants Common Stock and Related
Stockholder Matters

     The company did not issue any Preferred Stocks known as Class A shares or any Option Shares known as gratis shares to the companys top management.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in this quarter.

Item 5.  Directors and Executive Officers of the Registrant

The directors and officers of Cala Corporation as of September 30, 2005 are identified below. No family relationships exist between or among any directors or officers of Cala Corporation.

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


Item 6.  Executive and Directors Compensation

Joseph Cala, Chairman, CEO and Director will accrue an annual salary of US$ 300,000 for the year 2005.

John Del Favero, Director will receive 250,000 restricted shares for the year 2005.

Robert Mosley, Director will receive 200,000 restricted shares for the year 2005.

Item 7.  Reports on Forms Filed

During the quarter, the Company filed one form of reports with the Securities and Exchange Commission.

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

Exhibit 31

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a thru 14 and 15d thru 14) for the registrant and I have.

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date) and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors
(or persons performing the equivalent function)

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: January 16, 2006            By: /s/ Joseph Cala
                                         ---------------
                                          Joseph Cala
                                       Chairman and CEO
Exhibit 32

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10Q of Cala
Corporation (the Company) for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Joseph Cala, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge.

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