Form 10KSB
period 2005-12-31
CALA CORP
filed 2006-05-26
CIK 794107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549
                                      Form 10KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2005
                           Commission file number 01-15109


                                    Cala Corporation

                         Oklahoma                     73-1251800
                                     13 Main Street
                                  Titusville, Florida 32796
                                      (321) 383 8077

Securities registered pursuant to Section 12 (g) of the Act:
                            Common Stock $.005 par value
                                  Title of Class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendmentto this form 10-KSB. The aggregate market value of voting common stock held by non-affiliates was $1,808,443. The founder of the Undersea Resort and previously was also founder of Several international businesses.
on December 31, 2005 based on the average bid and asked price of such stock as reported on the "pink sheets" of the National Daily Quotation Service.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS) The number of shares outstanding of issuers common stock, par value $.005,as of December 31, 2005 was 190,214,529.Transitional Small Business Disclosure Format (check one)
Yes No X






                                  TABLE OF CONTENTS

PART I.
											 	 PAGE

ITEM 1. DESCRIPTION OF BUSINESS                                3

ITEM 2. DESCRIPTION OF PROPERTY                                3

ITEM 3.  LEGAL PROCEEDINGS                                     4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    4

PART II.

ITEM 5. MARKET OF COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS                                    4

ITEM 6. PLAN OF OPERATION                                      5

ITEM 7. FINANCIAL STATEMENTS                                  11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE               11

PART III.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH
	 SECTION 16(a) of the exchange act	              11


ITEM 10.  EXECUTIVE COMPENSATION	                      13

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT, AND RELATED
          STOCKHOLDER MATTERS	                              13

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS	                                      14

ITEM 13.  CONTROLS AND PROCEDURES	                      14

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES              15

ITEM 15. EXHIBITS, REPORTS ON FORM 8K	                      15

         SIGNATURE	                                      16








PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

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

The company plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from preselling individual units. The Company estimates that the average residential development should generate approximately $600 million while the total development cost should run around $460 million. Therefore, the management believes that the project has a great chance of success. Further, the company is in discussions with leaders in the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Company. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences has the entire ocean available with no purchase costs, and without the limitations of land. According to the recently released Future Timeshare
Buyers 2004 Market Profile, 13.4 million adults are interested in purchasing some form of timeshare during the next two years.
The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers.
In addition, the study documents that prospective owners are experienced and enthusiastic travelers.

The Registrant owns no patents or trademarks, and has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Registrant is provided office space without cost by the president of the company. It currently does not own any equipment at that location.

ITEM 3.  LEGAL PROCEEDINGS.

In 2003, the company obtained a judgment against I.M.O.I.L, Gisella Manciniand Quirino Caparelli in the amount of $2.7 million . The company has retained legal counsel in Florida to execute the judgment. There is a high uncertainity that the judgement will be collected so therefore it has not been included in the financial statements.

There are no legal proceeding against the Registrant

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

  The Registrants common trades on the National Quotation Bureaus
Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol CCAA. The range of closing prices shown below is as reported by this market. The quotations shown reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005 (1)

                                                       High           Low
Quarter Ended December 31, 2005                       0.030          0.015
Quarter Ended September 30, 2005                      0.030          0.015
Quarter Ended June  30, 2005                          0.030          0.015
Quarter Ended March 31, 2005                          0.015          0.008




(1)The Registrants common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                       High             Low
Quarter Ended December 31, 2004                        0.022           0.020
Quarter Ended September 30, 2004                       0.022           0.022
Quarter Ended June  30, 2004                           0.023           0.022
Quarter Ended March 31, 2004                           0.040           0.021

Holders of Common Equity.

As of December 31, 2005, the Registrant had approximately 447 shareholders of record.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future.
Any payment of cash dividends in the future will depend upon the Registrants earnings, capital requirements and other factors.

Sales of Unregistered Securities.

The Registranty made the following sales of unregistered securities (restricted stock) during the year which have not been reported in the 10Qs filed for the first three quarters for the year ending December 31, 2005
(a) On Novembver 9, 2005 , the Registrant sold a total of 3,775,000 shares of common stock to three individuals for cash. These shares were valued at a total of $40,570 ($0.01 to 0.0228 per share).
(b) On November 9, 2005, the Company issued a total of 4,300,000 shares of common stock for services rendered to two individuals for a total consideration of $123,000 ($0.01to 0.03 per share).

No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a sophisticated or accredited investor as defined in Rule 502 of Regulation D.


ITEM 6.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

TwelveMonth Plan of Operation.

The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others.
If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable.
Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entitys profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrants shareholders due to the issuance of stock to acquire such an opportunity.

Capital Expenditures.

On December 1, 2005 the Registrant purchased a building for an aggregate amount of 750,000 dollars of which the Registrant paid 150,000 dollars plus closing cost and a mortgage note of 600,000 dollars. The mortgage bears an interest rate of eight 8 percent with 240 monthly principal and interest payments of 5,020.24 dollars stating on January 16,2006. The note contains a prepayment penalty of 50,000 dollars if the note is paid prior to December 16, 2007.

Risk Factors Connected with Plan of Operation.

(a)Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited prior operations to date. Since the Registrants principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrants prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: 798,862 dollars for the fiscal year ended December 31, 2005 and 336,393 dollars for the fiscal year ended December 31, 2004. The Registrants current liabilities exceed its current assets by 62,221 dollars as of December 31, 2005 and 138,3365 dollars as of December 31, 2004. At December 31, 2005, the Registrant had an accumulated deficit of 10,982,557 dollars. This raises substantial doubt about the Registrants ability to continue as a going concern.

As a result of the fixed nature of many of the Registrants expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrants products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

(b)Need for Additional Financing May Affect Operations and Plan of
Business.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined).However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrants business plan. The Registrants independent accountant audit report included in this Form 10KSB includes a substantial doubt paragraph regarding the Registrants ability to continue as a going concern.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition.
In addition, insufficient funding may have a material adverse effect on the companys financial condition, which could require the company to

1.curtail operations significantly

2.sell significant assets

3.seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets, or

4.explore other strategic alternatives including a merger or sale of the company. To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrants operations.
Regardless of whether the Registrants cash assets prove to be inadequate to meet the Registrants operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c)Loss of Any of Current Management Could Have Adverse
Impact on Business and Prospects for Registrant.

The Registrants success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or noncompetition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrants business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(d)Potential Conflicts of Interest May Affect Ability of
Officers and Directors to Make Decisions in the Best Interests of Registrant.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arms length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(e)Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

The Registrants Certificate of Incorporation contain provisions to eliminate, to the fullest extent permitted by the Oklahoma Corporation Law, as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors.
The Certificate of Incorporation and the Amended and Restated
ByLaws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(f)Absence of Cash Dividends May Affect Investment Value of Registrants Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrants business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid in capital.

(g)NonCumulative Voting May Affect Ability of Some
Shareholders to Influence Mangement of Registrant.
Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrants board of directors.

(h)No Assurance of Continued Public Trading Market and
Risk of Low Priced Securities May Affect Market Value of Registrants Stock.

There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Pink Sheets LLC. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrants securities. In addition, the common stock is subject to the low priced security or so called penny stock rules that
impose additional sales practice requirements on brokerdealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations
adopted by the U.S. Securities and Exchange Commission
(SEC), any equity security that has a market price of less
than 5.00 dollars per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market
and the risks associated therewith.   The regulations
governing lowpriced or penny stocks sometimes limit the ability of brokerdealers to sell the Registrants common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(i)Failure to Maintain Market Makers May Affect Value of Registrants Stock.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(j)Sale of Shares Eligible For Future Sale Could Adversely
Affect the Market Price.

All of the 99,792,405 shares of common stock that are currently held, directly or indirectly, by significant shareholders of the Registrant as shown in the chart under Part III, Item 11 of this Form 10KSB, have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a nonpublic transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three month period a number of shares that does not exceed 1 percent of the then outstanding shares of common stock, provided that current public information is then available.
If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No.
60, Cautionary Advice Regarding Disclosure About Critical
Accounting Policies (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a companys financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrants most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements.

The foregoing plan of operation contains forward looking statements within the meaning of Rule 175 of the Securities
Act of 1933, as amended, and Rule 3b6 of the Securities Act of 1934, as amended. The words believe, expect, anticipate, intends, forecast project, and similar expressions identify forward looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrants estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies.
Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above.
These forwardlooking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2005, and for the year ended
December 31, 2004, are presented in a separate section of this report following Item 14.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
CONTROL PERSONS  COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.

The name, age, and respective position of the director and executive officer of the Registrant are set forth below. The director named below will serve until the next annual meeting of the Registrants stockholders or until his successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders meeting.
Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.
There are no arrangements, agreements or understandings between nonmanagement shareholders and management under which nonmanagement shareholders may directly or indirectly participate in or influence the management of the Registrants affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors of the Registrant.

Director and Executive Officer.

Joseph Cala, Director.Chairman and CEO

Mr. Cala has been an international business owner most of his professional life. He began his career at an early age rising to top management positions in some of the most prestigious and luxurious resorts in the world. Mr. Cala, as Chairman & CEO of Cala Corporation has been involved in various ventures such as: Fila Sportswear USA; Mondi Fashions, USA; L Italiano Restaurants and Weddings in California, Hawaii and Japan, Cala Hotels, Inc .dba Undersea Resort; and Hydrogen Future, Inc.

John Del Favero. Director

John Del Favero, member of Board of Directors of Finance And Technologies Associates, and Adjunct Professor of Marketing in the M.B.A. program of International Technological niversity in Silicon Valley. Mr Del Favero was appointed to the oard of directors in January 2003 and resigned as a director on February 27, 2006.

Robert Mosley, Director

Robert Mosley a Certified Public Accountant has been a director of the Regisrtrant since 2004, He has over 45 years experience with major accounting firms and as a sole ractitioner.Previously Mr.
Mosley has served on the Board of Directors and on the audit committee of a local bank for 27 years and a NYSE listed company for 7 years. Mr. Mosley was appointed to the board of dirctors in January 2003.


Compliance with Section 16(a) of the Securities Exchange
Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10 percent of any class of the Registrants equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission
(SEC). Executive officers, directors and beneficial owners of more than 10 percent of any class of the Registrants equity securities are required by SEC regulations to furnish the
 Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a 3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is unaware of any required reports that have not been timely filed.


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table


                                     Annual compensation  Longterm compensation

                                     Awards    Payouts

Name and                               Other annual      Restricted         Securities   LTIP     All

principal position  Year   Salary   Bonus compensation      stock              under   payouts   other
                                                           award(s)            lying             compen
                                                                               options/          sation
                                                                                SAR                s (1)
Joseph Cala,        2005  300,000(2)  0       0              0                    0         0      0
President (1)       2004  150,000     0       0              0                    0         0      0
                    2003  150,000     0       0              0                    0         0      0


(1) Mr. Cala was appointed a director and president 1999.
(2) $ 133,000 of the $ 300,000 has been accured but not paid

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of December 31, 2005 which provides for such payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrants common stock as of December 31, 2005 (190,214,529 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5 percent of the outstanding common stock and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them)



Title of Class            Name and Address        Amount and Nature       Percent of Class
                         of Beneficial Owner      of Beneficial Owner (2)
Common
Stock                       Joseph Cala                99,042,405           52.1 percent

Common
Stock                     John Del Favero                  500.000            .3  percent

Common
Stock                     Robert Mosley                    250,000            .1  percent

Common                 Shares of all directors
Stock                   and executive officers
                       as a group (1 person)             99,792,405         52.5  percent

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

None

ITEM 13.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a15 under the Securities Exchange Act of 1934, as amended (Exchange Act).
This evaluation was done under the supervision and with the participation of the Registrants president.
Based upon that evaluation, he concluded that the Registrants disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrants disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Registrants disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Companys annual financial statements, and review of financial statements included in the Companys Form
10QSBs: 2005: 10,456 dollars; and 2004:  15,588 dollars.

AuditRelated Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Companys financial statements and are not reported under Audit Fees above: 0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: 0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: 0.

Audit Committee.
The Registrant does not have an audit committee.


ITEM 15.  EXHIBITS AND REPORTS ON FORM 8K

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8K.

One Form 8K was filed in the fourth quarter of the fiscal year ended on December 31, 2005.



SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation



Dated:  May 25,2006	           By: /s/  Joseph Cala
Joseph Cala, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature               Title                          Date

/s/Joseph Cala      President(principal financial
Joseph Cala        and accounting officer) Director  May 25, 2006




                                       CALA CORPROATION

                        FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

                                       TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM BALANCE SHEET      19

STATEMENTS OF OPERATIONS                                                   20

STATEMENT OF SHAREHOLDERS (DEFICIT)                                        21

STATEMENTS OF CASH FLOWS                                                   23

NOTES TO FINANCIAL STATEMENTS                                              25






                                  George Brenner, CPA
                               A Professional Corporation
                           10680 W. PICO BOULEVARD, SUITE 260
                              LOS ANGELES, CALIFORNIA 90064
                               310/2026445  Fax 310/2026494

                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Cala Corporation
Titusville, FL

I have audited the accompanying balance sheet of Cala Corporation as of December 31, 2005, and the related statements of operations, shareholders deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the Companys recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. The December 31, 2005 and 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
May 22, 2006

                                   CALA CORPORATON
                                     BALANCE SHEET
                                   DECEMBER 31, 2005


ASSETS
Current assets
         Cash                                              $   62,046
                                                               ------
             Total current assets                              62,046
                                                               ------

Fixed assets
       Building net of depreciation of  1,603                 748,397
       Vehicle net of depreciation  of  5,487                  39,820
                                                              -------
             Total fixed assets                               788,217
                                                              -------

Other assets
      Deposits                                                  5,260
                                                                -----
            Total assets                                   $  855,523
                                                              =======

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
        Current portion long term debt                $        12,705
         Accounts payable	                               11,412
         Stock redemption payable                               2,000
         Accrued salaries officer stockholder                  98,150
                                                               -------
		Total current liabilities             	      124,267

Long term liabilities
         Mortgage on building                                 600,000
          Less: current portion long term debt                (12,705)
                                                              --------
                Total long term liabilities                   587,295
                                                              ========
                      Total liabilities               $       711,562
                                                              =======

Shareholders equity
    Common stock,
    $0.005 par value; 200,000,000 shares authorized
    190,214,529 shares issued and outstanding                 951,072
             Paid in capital	                           10,225,562
             Accumulated deficit	                  (10,982,557)
             Stock subscription receivable                    (50,000)
             Treasuary stock  23,200 shares                 (     116)
                                                           -----------
	               Total shareholders equity              143,961
                                                              =======

	Total liabilities and shareholders equity         $   855,523
                                                              =======


                          See accompanying notes to financial statements





                                        CALA CORPORATON
                                    STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

  	                                                            2005     2004
Net sales         	                                         $   0      $  0
                                                                  -----     -----

  Gross profit                                                       0         0
                                                                  -----     -----

General and administrative expense                             785,513	 (344,272)
Depreciation                                                     7,090
Interest expense                 	                         6,259     (2,125)
                                                                ------   ---------
Operating expense	                                       798,862	 (346,397)
                                                               -------    -------

Other income                                                        0      10,004
                                                                  ---      -------

      Net loss from operations                               (798,862)   (336,393)

Provision for Income Taxes	                                    0           0
                                                              -------     --------

     Net loss                  	                           $ (798,862)   $(336,393)
                                                             ========      =======

Net loss per share                                          $( 0.0042)   $( 0.0043)
                                                              -------      --------

Weighted average number of shares outstanding             188,646,178    77,579,000
                                                          ===========    ==========



                          See accompanying notes to financial statements









                                       CALA CORPORATON
                               STATEMENT OF STOCKHOLDERS EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


			Common   Stock     Additional                                             Total
                        Number   $0.005    PaidIn     Accumulated   Stock           Treasury     Shareholders
			Shares   Amount    Capital      Deficit    Subscription  Shares   Stock   Deficit
Balance,
 December 31, 2003    46,868,637 $234,343 $8,947,298 (9,847,302)      --           --      --      (665,661)

Shares issued for cash
at $0.01  per share    3,290,000  16,450      17,540	      --      --           --      --        33,990

Shares issued for
loan payable at
 $0.01 per share       2,500,000  12,500      12,500	      --      --           --      --         25,000

Shares issued to reduce
 accounts payable at
 $ 0.01 per share      8,502,000  42,510      42,510	      --      --           --      --         85,020

Shares issued to reduce
loan payable  officer
at $0.01 per share     1,392,800   6,964       6,964	      --      --           --      --         13,928

Shares issued to reduce
accrued salary officer
at $0.01 per share    51,546,000 257,730     257,730	      --      --           --      --        515,460

Shares issued for
services at $0.014
per share	      11,587,000  57,935     105,645	      --      --           --      --        163,580

Shares issued to reduce
accrued salaries at
$0.01 per share        4,400,000  22,000      22,000	      --      --           --      --         44,000

Shares cancelled at
$0.005 per share        (236,441) (1,182)      1,182          --      --           --      --             --

Shares repurchased
for treasury	             --      --          --           --      --      1,136,800)  (16,000)    (16,000)
Net Loss	             --      --          --      (336,393     --             --        --    (336,393)
                     -----------   -------    -----      ---------    ---------  ------   -------     --------
Balance 12/31/04    129,849,996    649,250 9,413,369  (10,183,695)    --     (1,136,800) $(16,000)   (137,076)


                                               CALA CORPORATION
                                     STATEMENT OF STOCKHOLDERS EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                (continued)


                      Common  Stock   Additional                       	                      Total
                      Number  0.005    Paid-In   Accumulated      Stock         Treasury      Shareholders
             	      Shares  Amount   Capital	  Deficit     Subscription  Shares    Stock   Deficit
Shares issued
for cash at
$0.026 per share   22,258,333 111,292  470,282      --              --        --        --    581,574

Shares issued
for notes at
$0.03 per share     3,400,000  17,000   85,000      --              --        --        --    102,000

Shares issued for
officers salary
at $0.013
per share          16,200,000  81,000 123,500       --              --        --        --    204,500

Shares issued for
services  at
$0.026 per
share               8,933,000  44,665 190,665       --              --        --        --     235,330

Shares issued for
loan repayment
at $0.005 per
share              10,000,000  50,000 (50,000)      --              --        --        --           0

Shares cancelled
at $0.021 per
share                (450,000) (2,250) (7,250)      --              --        --        --       (9,500)

Shares repurchased
for treasury  at
$0.005 per share       23,200     116      --       --              --    (23,200)    (116)           0

Stock subscription         --      --      --       --         (50,000)        --       --       (50,000)

Shares cancelled
from treasury              --      --      --       --              --  1,136,800   16,000        16,000

Net Loss	           --      --      --  (798,862)            --	       --       --      (798,862)
                   ----------- -------  -----    ---------    ---------    ------  -------   ------------
Balance
12/31/05          190,214,529  951,072 10,225,562(10,982,557)   (50,000)  (23,200)   $(116)     $143,961
                  =========    =======  =======   ==========     ======    ======    =====        ======



             See accompanying notes to financial statements




                                          CALA CORPORATON
                                    STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


				                                    2005           2004
Cash flows from operating activities:
 Net (loss)					     	         $(789,862)     $(336,393)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation                                                   7,090            --
      Stock for services                                           235,330       163,580
      Stock for officers salary                                    204,500            --
   Increase (decrease) in liabilities:
      Brokerage account                                                 --           580
      Other assets                                                      --        (1,260)
      Accounts payable and accrued expense                         (72,827)           --
      Accrued salary officer    				    95,500        41,860
      Deposits                                                      (4,000)           --
                                                                     -----        ------
      Net cash used in operating activities                       (324,269)	(131,633)
                                                                   -------       -------

Cash flows from investing activities:
     Building                                                     (750,000)           --
     Vehicle                                                       (45,307)           --
                                                                   -------          ----
     Net cash used by investing activity                          (795,307)           --
                                                                   -------          ----

Cash flows from financing activities
   Mortgage building                                               600,000            --
   Loan proceeds                                                        --       125,000
   Loan payable 		                                        --       (25,000)
   Loan payable officer		            			        --	  13,350
   Repurchase of common stock					      (116)      (16,000)
   Shares issued for cash                                          581,574        33,990
                                                                   -------        ------
     Net cash provided by financing activities                   1,181,458       131,340
                                                                 ---------       -------

Increase (decrease) in cash				            61,882          (293)

Cash  beginning of year                                                164           457
                                                                       ---           ---
Cash  end of year					           $62,046         $ 164
                                                                    ======          ====
Supplemental schedule of cash flow information:
Interest paid					          	     $ --	   $  --
                                                                      ===           ====
Income taxes paid                                                    $ --          $  --
                                                                      ===           ====
Supplemental schedule of non monetary transactions
Shares issued for service - 8.933,000 and
11,587,000 shares at 0.0012 and at$0.01
per share respectively                                           $ 235,330      $163,580
                                                                   -------       -------
Shares issued to reduce accured salary
4,400,000 sharesat $0.01 per share                                $     --       $44,000
                                                                   -------       -------
Shares issued for notes -
3,400,000 shares at 0.03 per share and
2,500,000 shares at $0.001  respectively                          $ 102,000     $ 25,000
                                                                   --------      -------
Shares issued for officers salary
6,200,000 share at 0.0126 per share                                $204,500           --
                                                                    -------      -------
Shares issued for loan repayment
10,000,000 shares at $0.005 per share                              $ 50,000     $     --
                                                                    -------      -------
Shares issued for accounts payable
8,502,000 shares at $ 0.01 per share                                     --     $ 85,202
                                                                   --------      --------
Shares issued to reduce accrued officers
salary 51,546,000 shares at $0.0  per share                              --     $515,460
                                                                   --------      -------
Shares issued to reduce loan payable officer
1,392,000 shares at $0.01 per share                                      --     $ 13,298
                                                                   --------      -------


                       See accompanying notes to financial statements







                                     CALA CORPORATON
                             NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004


NOTE 1: DESCRIPTION OF BUSINESS

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The
Companys sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The
Company is in the development stage of building an underwater resort and casino.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis the Company uses the accrual method of accounting.

B. Cash and cash equivalents The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share Net loss per share is provided in accordance with Statement of Financial Accounting
Standards No. 128 Earnings Per Share Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2005 and 2004, the Company had no issuable shares qualified as dilutive.
Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D.Estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E. Policy in Regards to Issuance of Common Stock in a NonCash Transaction:The companys accounting policy for issuing shares in a noncash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

F.Shares Returned to Treasury

In 2004, 236,441 shares were repurchased to treasury and recorded as unissued. In addition, 1,136,800 shares were purchased for $16,000 for the treasury. In 2005 23,200 shares were purchased for treasury at the cost of $ 116.



                                CALA CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004


NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, Statement of Accounting Standards (SFAS)
No. 148, Accounting for StockBased Compensation Transition and Disclosure, was issued by the Financial Accounting S tandards Board (FASB). This Statement amends SFAS No. 123, Accounting for StockBased Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stockbased employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stockbased employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

In May 2004, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability.
In November 2004, the FASB deferred application of certain provisions of SFAS No. 150 through FASB Staff Position (FSP) No. 1503, which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP No. 1503. As a result of FSP No. 1503, the Company does not expect the adoption of this Statement will have a material impact on the Companys financial position, results of operations or cash flows.

NOTE 4: RELATED PARTY TRANSACTIONS

In 2005, the officer of the Company was issued
7,000,000 shares to reduced accrued salary of $ 112,500.
In 2004 , the same officer was issued 51,546,000 shares in lieu of $515,460 of accrued salary and 7,305,000 shares for $87,500 of salary. Also in 2004 the officer also received 1,392,800 shares to reduce the other payable officer by $13,928.

Common stocks were issued to the officer in exchange for services. The stocks issued were recorded using the fair market value of the services provided. The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item F.





                                       CALA CORPORATON
                              NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

NOTE 5: CHANGES IN SHAREHOLDERS EQUITY

During the year the Company issued 60,364,533 shares (net of cancellations of 450,000 shares) of stock increasing the capital stock by $ 301,822 and the paid in capital by $ 1,082,193.

NOTE 6: LOAN PAYABLE

A $100,000 promissory note was executed with an interest at
8.5 percent per annum payable beginning October 1, 2004 in installments, interest only, of $708.33 per month. The holder of the loan can at any time after September 15, 2004 accept shares of stockin lieu of cash for the payment of principal. On May 17, 2005 the note was exchanged for 3,400,000 common shares in the Company.

NOTE 7: INCOME TAXES

Deferred income taxes are provided for the tax effect of transactions reported in the financial statements in a period different from which they are reported for income tax purposes.
Compensation for the officers salary is deductible for tax purposes only when paid.

The Company had a substantial net operating loss carryforward
(NOL) and because if its losses has been unable to use it. Carry forward losses incurred prior to August 6, 1997 can be carried forward 15 years; losses after that date can be carried forward 20 years.The Company was incorporated in 1985 consequently the NOL carry forward period may be expiring.

Because of the uncertainty of the Companys future profitability, and because any net operating losses applied against future profits are uncertain, no tax benefits are recorded in these financial statements.

NOTE 8: GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of approximately $10,983,000 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Companys ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Companys plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




                                      CALA CORPORATION
                                NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

NOTE 9:CONTINGENCIES

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

On December 1, 2005 the Registrant purchased a building for an aggregate amount of $ 750,000 of which the Registrant paid $ 150,000 plus closing cost and a mortgage note of $ 600,000. The bears an interest rate of eight 8 percent with 240 monthly principal and interest payments of $ 5,020.24 stating on January 16,2006. The note contains a prepayment penalty of $ 50,000 if the note is paid prior to December 16, 2007.

Minimum future mortrgage obligations for the five years immediately following the balance sheet date are as follows:

2006	                                 $12,705
2007	                                  13,729
2008		                          14,768
2009		                          16,127
2010		                          17,465
2011 thur2025                            525,176

Total future mortgage commitments       $600,000



The Company has obtained a judgment of approximately $2,700,000 in connection with a failed merger. Because of the uncertainty of collection, no amount of the judgment is included in the accompanying financial statements.

NOTE 10:SUBSEQUENT EVENT

On January 9, 2006 the Company entered a lease on space of 4,500 square feet for a restaurant. The duration of the lease is 10 years with a renewable option for 5 years. The monthly rent on the space is $ 5,950 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis.




CONSENT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM


Board of Directors
Cala Corporation

I consent to the incorporation by reference of my independent auditors report dated May 23, 2005 on the balance sheet as of December 31, 2005, and the related statements of operations, changes in stockholders (deficit) and cash flows the years ended December 31, 2005 and 2004.

/s/ George Brenner, CPA
George Brenner, CPA
Los Angeles, California
May 23, 2006



CERTIFICATION
I, Joseph Cala, certify that:
1. I have reviewed this annual report on Form
10KSB of Cala Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report
3. Based on my knowledge, the financial
statements, and other financial
information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for,the periods presented in this annual report
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a14 and 15d14) for
the registrant and I have
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, ncluding its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this annual report is being prepared
b) evaluated the effectiveness of the
registrants disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annualreport
(the Evaluation Date) and
c) presented in this annual report our
conclusions about the
effectiveness of the disclosure
controls and procedures based
on our evaluation as of the Evaluation
Date
5. I have disclosed, based on our most recent evaluation, to the registrant auditors and the audit committee of registrants board of directors (or persons performing the equivalent function)
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material,
that involves management or
other employees who have a significant role in the registrants internal controls and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 24, 2006
/s/Joseph Cala ,

Joseph Cala,
Chairman and Chief Executive Officer




CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANESOXLEY ACT OF 2002

In connection with the Annual Report on
Form 10KSB of Cala
Corporation (the Company) filed
December 31,2005 with the
Securities and Exchange Commission
on the date hereof
(the Report), I, Joseph Cala, Chairman
and Chief Executive Officer
of the Company, certify, pursuant to
18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the SarbanesOxley
Act of 2002, that
to my knowledge:
1. The Report fully complies with the
requirements of section
13(a) or 15(d) of the Securities
Exchange Act of 1934
(15 U.S.C. 78m(a) or 78o(d); and
2. The information contained in the
Report fairly presents, in all
material respects, the financial
condition and results of operations
of the Company.

Dated: May 25, 2006
/s/ Joseph Cala

Joseph Cala
Chairman and Chief
Executive Officer