Form 10-Q
period 2006-03-31
CALA CORP
filed 2006-08-16
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                           FORM 10QSB

(Mark One) X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2006

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


               COMMISSION FILE NUMBER: 01 15109


                      CALA CORPORATION
       Exact Name of Company as Specified in Its Charter)

             Oklahoma                           73 1251800
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer
                             or Organization)       Identification No.)

               13 Main Street, Titusville, Florida 32796
               (Address of Principal Executive Offices)

                          321  383 8077       .
                    (Companys Telephone Number)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes X   No            .

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes No X

As of March 31, 2006, the Company had 197,283,396 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X   .




                                   TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

	ITEM 1. FINANCIAL STTEMENTS



BALANCE SHEET AS OF MARCH 31, 2006                       3


STATEMENTS OF OPERATIONS FOR

THE THREE MONTHS ENDED MARCH 31, 2005

MARCH 31, 2006                                           4


STATEMENTS OF CASH FLOWS FOR THREE


MONTHS ENDED MARCH 31, 2005 AND


MARCH 31, 2006                                            5


NOTES TO FINANCIAL STTEMENTS                              6

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION ANDRESULTS OF OPERATIONS     7

ITEM 3. CONTROLS AND PROCEDURES                          13

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITITES
         AND USE OF PROCEEDS                             15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                  15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                15

ITEM 5. OTHER INFORMATION                                15

ITEM 6. EXHIBITS                                         15

SIGNATURE                                                16



PART I,  FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.






                          CALA CORPORATION.
                            BALANCE SHEET
                           MARCH 31, 2006
                           (Unaudited)


ASSETS
Current assets
  Cash                                                                 $  51,765
  Receivables                                                             42,450
                                                                          ------
      Total current assets                                                94,215
                                                                          ------

Fixed assets
         Building net of depreciation of $ 6,410                         743,590
         Vehicle net of depreciation of  $ 9,263                          36,044
                                                                          ------
               Total fixed assets                                        779,634
                                                                         -------

Other assets
         Deposits                                                          5,260
         Other assets                                                      1,434
                                                                           -----
                        Total assets                                   $ 880,543
                                                                         -------
LIABILITIES AND SHAREHOLDERS  EQUITY
     Current liabilities
         Current portion long term debt                                $  12,957
         Accounts payable	                                          11,412
         Stock redemption payable                                          2,000
         Accrued salaries   officer, stockholder                         132,317
                                                                         -------
		Total current liabilities                                158,686
                                                                         -------
Long  term liabilities
    Notes payable                                                         40,000
         Mortgage on building                                            596,757
          Less, current portion long term debt                           (12,957)
                                                                          ------
                Total long term liabilities                              623,800
                                                                         -------
                      Total liabilities                               $  782,486
                                                                         -------

Shareholders  equity
	Common stock,
          $0.005 par value; 200,000,000 shares authorized
               197,283,396 shares issued and outstanding                 986,255
      Paid in capital	                                                10,285,979
      Accumulated deficit	                                       (11,094,061)
      Stock subscription receivable                                        (80,000)
       Treasury stock  23,200 shares                                          (116)
                                                                               ---
	Total shareholders  equity                                           98,057
                                                                             ------

	Total liabilities and shareholders  equity                  	$  880,543
                                                                           =======





                       See accompanying notes to financial statements


                                      CALA CORPORATION.
                                 STATEMENTS OF OPERATIONS
                                         (Unaudited)




				                               Three Months       Three Months
					                      March 31, 2005      March 31, 2006



Net Sales					            $         --	 $  309,602

Cost of Goods Sold				                      --	     99,792
                                                                   ------             ------

Gross Profit					                      --    	    209,810
                                                                   ------            -------

Selling, General and  Administrative
   Expenses 		         			          137,754 	     296,913

Depreciation	   				                                                   -- 		           8,583

Interest Expense			                            4,250	      15,818
                                                                    -----             ------

Income (Loss) From Operations	 	                         (142,004)	   (111,505)
                                                                  -------            -------

Income Tax					                      --		 --
                                                                    -----             ------

Net Income (Loss)			                     $  (142,004)  	 $ (111,505)
Loss Per Common Share
   Basic and Diluted			                     $   (0.0010)	 $  (0.0006)
                                                                   ======            ======

Weighted Average
Number of Common
   Shares Outstanding			                      135,619,796	193,053,603
                                                              ===========       ===========



            See accompanying notes to financial statements







                           CALA CORPORATION.
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)



                                                           Three Months	      Three Months
						              Ended	          Ended
		         				  March 31,2005      March 31,2006
Cash flows from operating activities,
   Net (loss)					           $ (142,004)          $ (111,505)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities,
        Depreciation                                              --                 8,583
        Stock for services                                    25,830                 (900)
        Stock for officers salary                                 --                   --
   Increase (decrease) in liabilities,
	Accounts receivable                                       --               (42,450)
       Accrued salary officer                                   75,000                  --
       Accrued expense                                          17,425              34,166
        Non current asset                                           --              (1,434)
       Deposit
         Net cash used in operating activities                 (23,749)	          (113,538)
                                                                ------             -------

Cash flows from investing activities,
       Building mortgage                                            --              (3,243)
                                                                                     -----
           Net cash used by investing activity                      --              (3,243)
                                                                                     -----

Cash flows from financing activities
         Loan payable   officer                                  3,150                  --
         Stock for cash                                         18,000             106,500
         Stock subscription                                      2,500                  --
                                                                 -----                ----
             Net cash provided by financing activities          23,650             106,500
                                                                ------             -------

Increase (decrease) in cash				           (99)            (10,281)

Cash   beginning of period                                         164              62,046
                                                                   ---              ------

Cash end of period					     $      65           $  51,765
                                                                   ---              ------

Supplemental schedule of cash flow information,
        Interest paid					     $   2,150	          $     --
                                                                 =====                 ===

        Income taxes paid                                    $      --           $      --
                                                                 =====                 ===
Supplemental schedule of non monetary transactions
7,000,000 shares of common stock @$ 0.016 per share
for accrued salary                                                       $ 112,500
1,083,000 shares of common stock @ $0.02385
per share for service                                                    $  25,830
                                                                            ------






                        CALA CORPORATION.
                   NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

1.NOTE 1:    DESCRIPTION OF BUSINESS

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Companys sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company is in the development stage of building an Undersea Resort, Casino.SPA,Shopping Center and Largest Aquarium, along with a cruise lifestyle Megaship. In addition the Company operates restaurants under lease.

On January 9, 2006 the Company entered a lease on space of 4,500 square feet for a restaurant. The duration of the lease is 10 years with a renewable option for 5 years.
The monthly rent on the space is $ 8,500 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis.


NOTE 2:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis,The Company uses the accrual method of accounting.

B. Cash and cash equivalents, The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2005 and 2004, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D. Estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E. Policy in Regards to Issuance of Common Stock in a Non Cash
Transaction, The companys accounting policy for issuing shares in a non cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

F.Shares Returned to Treasury. In 2004, 236,441 shares were repurchased to treasury and recorded as unissued. In addition, 1,136,800 shares were purchased for $16,000 for the treasury.
In 2005 23,200 shares were purchased for treasury at the cost of $ 116.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, Statement of Accounting Standards (SFAS)
No. 148, Accounting for Stock Based Compensation, Transition and Disclosure, was issued by the Financial Accounting Standards
Board (FASB). This Statement amends SFAS No. 123, Accounting for StockBased Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

In May 2004, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. In November 2004, the FASB deferred application of certain provisions of SFAS No. 150 through FASB Staff Position
(FSP) No. 150 3, which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP No. 150 3. As a result of FSP No. 150 3, the Company does not expect the adoption of this Statement will have a material impact on the Companys financial position, results of operations or cash flows.

NOTE 4: RELATED PARTY TRANSACTIONS

In 2005, the officer of the Company was issued 7,000,000 shares to reduced accrued salary of $ 112,500. In 2004, the same officer was issued 51,546,000 shares in lieu of $515,460 of accrued salary and 7,305,000 shares for $87,500 of salary. Also in 2004 the officer also received 1,392,800 shares to reduce the other payable officer by $13,928.

Common stocks were issued to the officer in exchange for services. The stocks issued were recorded using the fair market value of the services provided. The officer is also eimbursed for expenses paid on behalf of the Company as needed.
Also, see Note 2, Item F.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Companys financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10QSB, which have been prepared in accordance with accounting principles generally accepted in the United
States.

Overview.

The company plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from preselling individual units.The Company estimates that the average residential development should generate approximately $600 million while the total development cost should run around
$460 million. Therefore, the management believes that the project has a great chance of success. Further, the company is in discussions with leaders in the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Company. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the entire ocean available with no purchase costs, and without the limitations of land. According to the recently released Future Timeshare Buyers 2004 Market Profile,
13.4 million adults are interested in purchasing some form of timeshare during the next two years.
The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers.
In addition, the study documents that prospective owners are experienced and enthusiastic travelers. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity.
The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entitys profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Companys shareholders due to the issuance of stock to acquire such an opportunity.

Results of Operations.

(a) Revenues.

The Company reported revenues of $ 309,602 for the three months ended March 31, 2006.This compares to no revenue for the three months ended March 31, 2005. The Company experienced revenue due to the leased restaurants that were operated during the period

(b) Selling, General, and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $137,754 for the three months ended March 31, 2005 as compared to $296,913 the three months ended March 31, 2006; representing an increase of $159,159. This increase is due primarily to the expenses of the restaurant operations.

(c) Depreciation and Amortization.

Depreciation and amortization for the three months ended March 31, 2006 was $8,583 and zero in the three months ended March 31, 2005. The depreciation is attributable to the building and vehicle which were purchased in the last quarter of 2005.

(d)  Interest Expense.

The Company incurred interest charges $15,818 in the three months ended March 31, 2006, compared with $4,250 in the three months ended March 31, 2005. The interest expense increase in the quarter ended March 31, 2006 is the result of the mortgage on the building purchased by the Company.

(e) Net Operating Loss Carryforward.

At March 31, 2006, the Company had available net operating loss carryforwards of approximately $11.1 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $3.9 million at March 31,2005. The planned reorganization and resulting change in control will have an impact on any future benefits from the net operating loss carryforward. (See Note 5:
Agreement and Plan of Reorganization)

(f) Net Loss.

The Company reported a net loss of $111,505 for the three months ended March 31, 2006 as compared to a net loss of $142,004 for the three months ended March 31, 2005. The lower net loss for the current quarter is primarily due to the operations of the restaurants and the revenue generated by them.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Companys operating results include market acceptance of and changes in demand for products and services a small number of customers account for, and may in future periods account for, substantial portions of the Companys revenue,and revenue could decline because of delays of customer orders or the failure to retain customers gain or loss of clients or strategic relationships,announcement or introduction of new services and products by the Company or by its competitors price competition,the ability to upgrade and develop systems and infrastructure to accommodate growth, the ability to introduce and market products and services in accordance with market demand,changes in governmental regulation and reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

2.Key Personnel.

 The Companys success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Companys senior management, including the companys chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the companys business and prospects.

Operating Activities.

The net cash used in operating activities was $113,538. for the three months ended March 31, 2006 compared to $23,749 for the three months ended March 31, 2005. This increase is attributed to many changes from period to period, but primarily to the pay down of outstanding payables and other accrued expenses.

Investing Activities.

Net cash used in investing activities was $ 3,242 for the three months period ending March 31, 2006 and zero for the same period ending March 31, 2005.This was due to the mortgage payments on the building owned by the Company.

Liquidity and Capital Resources.

As of March 31, 2006, the Company had total current assets of $94,215 and total current liabilities of $158,686, resulting in net working capital deficit of $ 64,471. The Company has cash of $ 51,765. During the three months ended
March 31, 2006 and 2005, the Company incurred losses of $111,505 and $142,004, respectively, and the Company had an accumulated deficit of $11,094,061 as of March 31, 2006.
These factors raise substantial doubt as to the Companys ability to continue as a going concern. In fact, the Companys independent accountants audit report included in the Form 10KSB for the year ended December 31,2005 includes a substantial doubt paragraph regarding the Companys ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

Our current cash flow will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise additional capital to continue executing the business plan. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and, or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to, curtail operations significantly,sell significant assets,seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets or,explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Off Balance Sheet Arrangements.

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.However in the next quarter the company will report its Undersea Intellectual property asset which will be in the millions of dollars.


Inflation.

The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

The Securities and Exchange Commission (SEC) has issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies
(FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a companys financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Companys most critical accounting policies include (a) use of estimates in the preparation of financial statements (b) non cash compensation arrangements and (c) revenue recognition. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a) Use of Estimates in the Preparation of Financial Statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk.
The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b) Stock Based Compensation Arrangements.

The Company may issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction.
These transactions will be reflected as a component of selling, general and administrative expenses in the Companys statement of operations.

(c) Revenue Recognition.

Sales are recognized when the product or service is delivered to the customer.

Forward Looking Statements.

Information in this Form 10QSB contains forward looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b 6 of the Securities Act of 1934, as amended. When used in this Form 10QSB, the words expects, anticipates, believes, plans, will and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.
Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.
These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under Factors That May Affect Our Results.
These forward looking statements speak only  as of the date hereof.
The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures
(as defined in Rule 13a 15(e) and Rule 15d 15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

 As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, of our disclosure controls and procedures (as defined in Rule 13a 15(e) and Rule 15d 15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms.

 Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and,or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and,or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Companys disclosure controls and procedures,or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.



ITEM 2. UNREGISTERED SALES OF EQUITY.

The Company made the following sales of unregistered (restricted) securities during the period ending March 31, 2006

    (a) On February 28, 2006, the Company sold a total of 9,366,667 shares of common stock to sixteen individuals for cash.
    These shares were valued at a total of
    $101,500 ($0.01 to 0.023 per share).
    (b) On March 27, 2006, the Company issued a total of 4,250,000 shares of common stock for cash rendered to five individuals for a total value of $45,000 ($0.01 to 0.02 per share).

No commissions were paid in connection with any of these sales.
These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that they where a sophisticated or accredited investor as defined in Rule 502 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

	Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	None



ITEM 5.  OTHER INFORMATION.

           None

ITEM 6.  EXHIBITS.



Rule 13a 14(a)/15d 14(a) Certification of Joseph Cala.

Section 1350 Certification of Joseph Cala.








SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.


Dated: August 15, 2006                      By: /s/ Joseph Cala
		                                Joseph Cala, CEO,
                                                Chairman of the Boaard


RULE 13a 14(a) CERTIFICATION
I, Joseph Cala, certify that
 1. I have reviewed this quarterly report on For 10QSB of Cala
 Corporation;
 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a marerial fact necessary to make the statements made, in light ofthe circumstances under which such sttements were made, not misleading with respect to the period covered by this report.
 3. Based on my knowledge, the financial sttements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.
 4. I am responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e) ( omitted pursuant to extended compliance period) for the small business issuer and have,
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared.
     (b)  (omitted pursuant to extended compliance period)
     (c) Evaluated te effectiveness of the small business issuers disclosure controls and procedures and presented in this re port our conclusions about the effectiveness of of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and
     (d) disclosed in this report any change in the small business issuers internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuers fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the small business issuers nternal control over financial reporting and

5. I have disclosed, based on mymost recent evaluation of internal control over financial reporting, to the small business issuers auditors and the audit committee of the small business issues board of directors (or persons performing the equivalent functions)
(a) All significant deficiencies and material weaknesses in the design or operation of internal cn troll over financial reporting which are reasonably likely to adversely affect the small business issuers ability to record, parocess, summarize and report financial information and
(b) Any fraud, whether or not material, that involves management or other employees who have a signigicant role in the small business issuers internal control over financial reporting.

Dated  August 15, 2006                       /s/ Joseph Cala
                                                 Joseph Cala, CEO,
                                             Chairman of the Board











SECTION 1350 CERTIFICATION
In connection with the quarterly report of Cala Corporation. (Company on Form 10QSB)for the quarter ended March 31, 2006 as filed with the Securitites and Exchange Commission (Report), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge
1.The Report fully complies with the Requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and 2.The information contained in the Report fairly persents, in all material respects,the financial condition and results of operations of the Company.

Dated, August 15, 2006                     /s/ Joseph Cala
                                           Joseph Cala, CEO,
                                     Chairman of the Board