Form 10-Q
period 2006-06-30
CALA CORP
filed 2006-10-10
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10QSB

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM ______________ TO ______________


                           COMMISSION FILE NUMBER 01 15109


                                  CALA CORPORATION
                 (Exact Name of Company as Specified in Its Charter)

                 Oklahoma                                   73-1251800
     (State or Other Jurisdiction of Incorporation        (I.R.S. Employer
                 or Organization)                          Identification No.)

                         13 Main Street, Titusville, Florida 32796
                         (Address of Principal Executive Offices)

                                     (321) 383 8077
                              (Company Telephone Number)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports),
and (2) been subject to such filing requirements for the
past 90 days.  Yes X       No.

Indicate by check mark whether the Company is a shell company
(as defined in Rule 12b2of the Exchange Act). Yes [] No [X]

As of June 30, 2006, the Company had 198,870,254 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes    No    X
                                 TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION				               PAGE

	ITEM 1.  FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF
                 JUNE 30, 2006	                                        3

        STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS AND SIX MONTHS ENDED
                 JUNE 30, 2006 AND JUNE 30, 2005	                4

        STATEMENTS OF CASH FLOWS
                 FOR SIX MONTHS ENDED
	         JUNE 30, 2006 AND JUNE 30, 2005	                5

        NOTES TO FINANCIAL STATEMENTS	                                6

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS	        7

	ITEM 3.  CONTROLS AND PROCEDURES	                       13

PART II  OTHER INFORMATION

	ITEM 1.  LEGAL PROCEEDINGS	                               14

        ITEM 2.  UNREGISTERED SALES OF EQUITY
                 SECURITIES AND USE OF PROCEEDS	                       14

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	               15

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS	               15

	ITEM 5.  OTHER INFORMATION	                               15

	ITEM 6.  EXHIBITS	                                       15

SIGNATURE	                                                       15













                                 George Brenner, CPA
                               A Professional Corporation
                           10680 W. PICO BOULEVARD, SUITE 260
                             LOS ANGELES, CALIFORNIA 90064
                           310 202 6445  Fax 310 202 6494


REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Of Cala Corporation.

I have reviewed the accompanying balance sheet of Cala
Corporation Inc. as of June 30, 2006, and the related statements of operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements are the responsibility of the Companys management.

I conducted my review in accordance with standards of the Public Company Accounting Oversight Board
(United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
September 28, 2006





                                            PART I  FINANCIAL INFORMATION
                                             ITEM 1.  FINANCAL STATEMENTS.
                                                    CALA CORPORATION.
                                                     BALANCE SHEET
                                                     JUNE 30, 2006
                                                      (Unaudited)

ASSETS

Current assets
       Total current assets                                                          $    --
                                                                                       -----
Fixed assets
         Vehicle-net of depreciation of $ 13,038                                        40,267
         Building-net of depreciation of $ 9,295                                       590,706
        Land                                                                           150,000
                                                                                       ------
               Total fixed assets                                                      780,973
                                                                                       ------

Other assets
         Deposits                                                                         5,260
         Other assets                                                                     1,434
                                                                                         -----
               Total assets                                                           $ 787,667
                                                                                        ------
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
         Bank overdraft                                                               $  26,615
         Current portion long term debt                                                  13,242
         Accounts payable and accrued expenses                                           25,605
         Stock payable                                                                   90,770
         Accrued salaries officer stockholder                                            97,017
         Notes payable                                                                   40,000
                                                                                         -----
                  Total current liabilities                                             293,249
                                                                                        ------
Total long term liabilities
          Mortgage on building                                                          594,688
          Less: current portion long term debt                                          (13,242)
                                                                                        ------
                  Total long term liabilities                                           581,446
                                                                                       -------
                      Total liabilities                                               $ 874,695
                                                                                       -------


Shareholders equity
	Common stock,
      $0.005 par value 200,000,000 shares authorized
      198,870,254 shares issued and outstanding                                         994,349
      Paid in capital	                                                             10,313,385
      Accumulated deficit	                                                    (11,314,646)
      Stock subscription receivable                                                     (80,000)
       Treasury stock 23,200 shares                                                        (116)
                                                                                          ----
	Total shareholders equity                                                       (87,028)
                                                                                        ------
	Total liabilities and shareholders equity                  	              $ 787,667
                                                                                       =======


        See accompanying notes to financial statements




















                                               CALA CORPORATION.
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)




                                                Three Months Ended              Six Months Ended
                                                      June 30,		            June 30,
                                                 2006         2005	       2006	   2005

Sales	                                      $ 234,330      $   0           $ 543,932    $       0

Cost of Sales                                    51,688          0             153,480            0
                                                -------          -             -------            -

Gross Profit (Loss)                             182,642          0             390,452            0

Selling, General, and
        Administrative Expenses                 378,995     151,314            683,508      288,068

Depreciation                                      7,622           0             15,244            0

Interest                                          7,972       2,000             23,790        6,250
                                                  -----       -----             ------        -----

		Total Expense                   394,589     153,314            722,542      294,318
                                                -------     -------            -------      -------

Net Income (Loss)
Before Income Taxes                            (211,947)   (153,314)          (332,090)    (294,318)

Income Tax Expense (Benefit)                        --          --	           --           --
                                                -------     -------            ------       -------

Net Income (Loss)                             $(211,947)  $(153,314)         $(332,090)   $(294,318)
                                                ======      ======             =======      =======

Basic and Diluted Loss per
     Common Share(Loss)                       $(0.0011)    $(0.0010)         $ (0.0017)    $(0.0015)

Weighted Average Number
   of Common Shares used to
   Compute Net Income (Loss)
     per Weighted Average Share             197,237,034  155,254,425       195,175,463   145,491,350
                                            ===========  ===========       ===========   ===========





       See accompanying notes to financial statements




                                            CALA CORPORATION.
                                       STATEMENTS OF CASH FLOWS
                                               (Unaudited)


						                 Six Months	      Six Months
						                   Ended	         Ended
		         				       June 30, 2006	     June 30, 2005
Cash flows from operating activities
   Net (loss)					                $(332,090)             $(294,318)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation                                               15,243                     --
        Stock for services                                             --                  30,330
Increase (decrease) in liabilities
       Accrued salary officer                                      (1,133)                150,000
       Accounts payable and accrued expense                        14,193                  23,100
       Stock payable                                              130,770                      --
                                                                  -------                  -----
         Net cash used in operating activities                   (173,071)	          (90,888)
                                                                  -------                  -----

Cash flows from investing activities
       Non current asset                                          (1,434)                      --
                                                                   -----                   -----
              Net cash used by investing activity                 (1,434)                      --
                                                                   -----                   -----

Cash flows from financing activities
         Building mortgage                                        (5,312)                      --
         Bank overdraft                                           26,615                       --
         Loan payable officer                                         --                    3,150
         Stock for cash                                           91,102                  370,000
                                                                  ------                  ------
             Net cash provided by financing activities           112,405                   73,150
                                                                 -------                   -----

Increase (decrease) in cash				        (62,046)                  282,262

Cash beginning of period                                         62,046                       146
                                                                 ------                       ---
Cash end of period					       $     --                  $282,426
                                                                    ===                   ======

Supplemental schedule of cash flow information
        Interest paid				               $ 23,790	                 $     -
                                                                 ======                      ===
        Income taxes paid                                      $      -                  $  4,250
                                                                    ===	                   =====
Supplemental schedule of non monetary transactions
      14,500,000 shares of common stock At$ 0.00603
          per share for accrued salary                         $     --                  $187,500
                                                                    ---                  -------
      1,233,000 shares of common stock @ $0.0245985
         per share for service                                 $     --                  $ 30,330
                                                                    ---                   ------
      266,666 shares of common stock @$0.03
         per share for vehicle                                 $  8,000                  $    --
                                                                  -----                   ------



           See accompanying notes to financial statements








                                CALA CORPORATION.
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 DESCRIPTION OF BUSINESS

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


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

D. Estimates The preparation of the financial statements in conformity with generally a ccepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E. Policy in Regards to Issuance of Common Stock in a NonCash Transaction The companys accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

F.Shares Returned to Treasury In 2004, 236,441 shares were repurchased to treasury and recorded as unissued.
In addition, 1,136,800 shares were purchased for $16,000 for the treasury. In 2005 23,200 shares were purchased for treasury at the cost of $ 116.

NOTE 3	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, Statement of Accounting Standards
(SFAS) No. 148,Accounting for StockBased Compensation
Transition and Disclosure, was issued by the Financial
Accounting Standards Board (FASB).This Statement amends
SFAS No. 123,Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stockbased employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion
No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.SFAS No.
148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

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

NOTE 4 RELATED PARTY TRANSACTIONS

In 2005, the officer of the Company was issued
7,000,000 shares to reduced accrued
salary of $ 112,500. In 2004, the same officer was issued 51,546,000 shares in lieu of $515,460 of accrued salary and 7,305,000 shares for $87,500 of salary. Also in 2004 the officer also received
1,392,800 shares to reduce the other payable officer by $13,928.

In January 2006 an officer of the company returned
300,000 shares of common stock and received $ 15,000 in cash. The shares were cancelled.

Common stocks were issued to the officer in exchange for services. The stocks issued were recorded using the fair market value of the services provided.
The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item F.

NOTE 5:	LONG TERM DEBT

The mortage is payable as follows




	2006-balance of year  	            $ 6,454
	2007				     13,756
	2008				     14,898
	2009				     16,135
        2010                                 17,473
        2011                                 18,924
	Thereafter			    507,048
				           $594,688


NOTE 6:  GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of approximately $11,315,000 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Companys plan.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE7: SUBSEQUENT EVENT

On August 1, 2006 the company subleased two restaurant locations to two separate parties. Under the terms of the agreements, the sub lessees pay the month lease of $ 8,400 per month for 9 years for the one location and $ 6,000 per month for the second location plus $ 1,500 per month for 60 months. The Company is liable for the primary lease in each location until the lease expires which is 9 years.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

The following discussion and analysis of the Companys financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10 QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Companys shareholders due to the issuance of stock to acquire such an opportunity.

Results of Operations.

(a)  	Revenues.

The Company reported revenues of $ 234,330 for the three months and $ 543,923 for the six months period ended June 30, 2006.
This compares to no revenue for both periods ended June 30, 2005. The Company experienced revenue due to the leased restaurants that were operated during the period

(b)Selling, General, and Administrative
   Expenses.

The Company incurred total selling, general and administrative expenses of $378,995 for the three months and $683,508 for the six months ended June 30, 2006 as compared to $151,314 the three months and $288,068 for the six months ended June 30, 2005; representing an increase of $227,681 and $395,440 for the three and six months respectively. This increase is due primarily to the expenses for the quarter in ship design of $ 157,515 and expenses of the restaurant operations.
No expenses were incurredfor either of these categories in the same period in 2005.

(c)Depreciation and Amortization.

Depreciation and amortization for the three months was $ 7,622 and $ 15,244 for the six months ended June 30, 2006 and zero both periods ended June 30, 2005. The depreciation is attributable to the building and vehicle which were purchased in the last quarter of 2005.

(d) Interest Expense.

The Company incurred interest charges
$7,972 in the three months and $ 23,790 for the six months ended June 30, 2006, compared with $2,000 for the three months and $ 6,250 for the six months ended June 30, 2005. The interest expense increase in the six months ended June 30, 2006 is the result of the mortgage on the building purchased by the Company.

(e)Net Operating Loss Carryforward.

At June 30, 2006, the Company had available net operating loss carryforwards of approximately $11,3 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $10.5 million at June 30, 2005.

(f) Net Loss.

The Company reported a net loss of $211,947 for the three months and $ 332,090 for the six months ended June 30, 2006 as compared to a net loss of $153,314 for the three months and $294,318 for the six months ended June 30, 2005.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Companys operating results include:

market acceptance of and changes in demand for products and services,

a small number of customers account for, and may in future periods account for, substantial portions of the Companys revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

gain or loss of clients or strategic relationships.

announcement or introduction of new services and products by the Company or by,its competitors, price competition the ability to upgrade and develop systems and infrastructure to accommodate growth the ability to introduce and market products and services in accordance with market demand changes in governmental regulation and reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Companys success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Companys senior management, including the companys chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the companys business and prospects.

Operating Activities.

The net cash used in operating activities was $173,071 for the six months ended
June 30, 2006 compared to $90,888 for
the six months ended June 30, 2005.
This increase is attributed to many
changes from period to period, but
primarily to the loss incurred
during the six months period.

Investing Activities.

Net cash used in investing activities
was $1,434 for the six months period
ending June 30, 2006 and zero for the
same period ending June 30, 2005.

Financing  Activities.

Net cash provided by financing activities was $112,405 for the six months period ending June 30, 2006 and $ 373,150 for the same period ending
June 30, 2005. This was due primarily to the sale of stock for cash.

Liquidity and Capital Resources.

As of June 30, 2006, the Company had no
and total current liabilities of $293,249, resulting in net working capital deficit of $ 293,249. The Company has no cash.
During the three months and six months
ended June 30, 2006, the Company incurred losses of $211,947 and $332,090, respectively.
The Company has an accumulated deficit of $11,314,646 as of June 30, 2006. These factors raise substantial doubt as to
the Companys ability to continue
as a going concern.  In fact, the
Companys independent accountants audit
report included in the Form 10 KSB for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Companys ability to continue as a going concern.

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

Our current cash flow will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise additional capitalto continue executing the business plan.
Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and,or that demand for our equity,debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to curtail operations significantly.

sell significant assets.

seek arrangements with strategic
partners or other parties that may
require the company to relinquish
significant rights to products,
technologies or markets,or explore other strategic alternatives including a merger or sale of the Company.

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

Off Balance Sheet Arrangements.

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Inflation.

The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions.
We are not aware of any inflationary pressures hat have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

The Securities and Exchange Commission (SEC) has issued Financial Reporting Release No. 60,
Cautionary Advice Regarding Disclosure About
Critical Accounting Policies (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.
In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a companys financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Companys most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation arrangements; and (c) revenue recognition. The methods,estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)Use of Estimates in the Preparation of Financial
   Statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
On an on going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates,on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions.

(b)Stock-Based Compensation Arrangements.

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

(c)Revenue Recognition.

Sales are recognized when the product or service is delivered to the customer.

Forward Looking Statements.

Information in this Form 10 QSB contains forward looking statements within the meaning of Rule 175 of the Securities
Act of 1933, as amended, and Rule 3b 6 of the Securities Act of 1934, as amended.
When used in this Form 10 QSB, the words expects,anticipates,believes,plans,will and similar expressions are intended to identify forward looking statements.
These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.
These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under Factors That
May Affect Our Results. These forward looking statements speak only as of the date hereof.
The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls
and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule
13a-15(e) and Rule 15d-15(e) under the
Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and,or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions over time, controls may become inadequate because of changes in conditions, and,or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Companys disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.



ITEM 2.  UNREGISTERED SALES OF EQUITY.

The Company made the following sales of
unregistered (restricted) securities
during the three months period ending
June 30, 2006

(a) On June 6, 2006, the Company sold a total of 1,300,000 shares of common stock to two individuals for cash. These shares were valued at a total of $32,500
($0.025 per share).
(b) On June 9, 2006, the Company issued a total of 1,086,858 shares of common stock to two individuals for a total value of $25,000 ($0.015 to 0.025 per share).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.

         None



ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS.



Rule 13a 14(a),15d 14(a) Certification of Joseph Cala.

Section 1350 Certification of Joseph Cala.




SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.


Dated: October 9, 2006		By: /s/ Joseph Cala
                               Joseph Cala, President
	                       Principal Executive Officer
                               and Chief Financial Officer





RULE 13a 14(a), 15d14(a) CERTIFICATION

I, Joseph Cala, certify that:

1.I have reviewed this quarterly report on Form
10 QSB of Cala Corporation;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report

3.Based on my knowledge, the financial statements, and other financial information results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report,

4.I am responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a 15(e) and
15d 15(e)) [omitted pursuant to extended compliance period] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared,

(b)  omitted pursuant to extended compliance period

(c) Evaluated the effectiveness of the small business issuers disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuers internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuers fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting, and

5.I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuers auditors and the audit committee of the small business issuers board of directors (or persons performing the equivalent functions).

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuers ability to record, process, summarize and report financial information, and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuers internal control over financial reporting.


Dated: October 9, 2006		/s/ Joseph Cala
                               Joseph Cala, Principal Executive
                               Officer and Principal
                               Financial Officer










SECTION 1350 CERTIFICATION

In connection with the quarterly report
of Cala Corporation... (Company) on Form
10 QSB for the six months ended June 30, 2006 as filed with the Securities and Exchange
Commission (Report),the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to his knowledge.

1.The Report fully complies with the
requirements of Section 13(a) or 15(d)
of the Securities Exchange Act of 1934,
and

2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated October 9, 2006	    /s/ Joseph Cala
                           Joseph Cala, Principal
                           Executive Officer and
                           Principal Financial Officer