Form 10-Q
period 2006-09-30
CALA CORP
filed 2006-12-28
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                      FORM 10QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD FROM ______________
TO ______________


             COMMISSION FILE NUMBER, 01 15109


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

                         (321) 383 8077
                  (Companys Telephone Number)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Company is a shell company as defined in Rule 12b 2 of the Exchange Act). Yes () No (X)

As of September 30, 2006, the Company had 195,690,162 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one),
Yes   No X
                             TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION		          PAGE

   ITEM 1.  FINANCIAL STATEMENTS

          BALANCE SHEET AS OF
          SEPTEMBER 30, 2006	                    3

        STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND
          NINE MONTHS ENDED
          SEPTEMBER 30, 2006 AND
          SEPTEMBER 30, 2005	                   4

        STATEMENTS OF CASH FLOWS
         FOR NINE MONTHS ENDED
	 SEPTEMBER 30, 2006 AND
         SEPTEMBER 30, 2005	                   5

       NOTES TO FINANCIAL STATEMENTS	           6

    ITEM 2.  MANAGEMENTS DISCUSSION
             AND ANALYSIS OF
             FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS	           9

    ITEM 3.  CONTROLS AND PROCEDURES	          16

PART II  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS	                  17

    ITEM 2.  UNREGISTERED SALES OF
             EQUITY SECURITIES AND
             USE OF PROCEEDS	                  17

    ITEM 3.  DEFAULTS UPON SENIOR
             SECURITIES	                          17

   ITEM 4.  SUBMISSION OF MATTERS
            TO A VOTE OF SECURITY
            HOLDERS	                          17

   ITEM 5.  OTHER INFORMATION	                  17

   ITEM 6.  EXHIBITS	                          17

            SIGNATURE	                          18




PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCAL STATEMENTS.
                            CALA CORPORATION.
                             BALANCE SHEET
                          SEPTEMBER 30, 2006
                              (Unaudited)

ASSETS
Current assets
      Cash	                                $  34,830
       Total current assets	                   34,830
                                                   ______
Fixed assets
      Vehicle net of depreciation of $ 17,481	   35,826
      Building net of depreciation of $ 13,141	  586,859
      Land	                                  150,000
                                                  _______
        Total fixed assets	                  772,685
Other assets
     Deposits	                                    5,260
     Note receivable deferred income	           90,000
     Construction in progress               	  325,065
     Other assets	                            1,434
                                                    _____
       Total assets	                      $ 1,229,274
                                                =========
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
    Current portion long term debt	            8,430
    Accounts payable  and accrued expenses	   10,214
    Deferred income	                           90,000
    Accrued salaries officer stockholder	   96,532
    Note Payable officer stockholder	          216,993
    Notes payable	                           40,000
                                                   ______
        Total current liabilities
	Long term liabilities 	                  462,169
                                                  _______

         Mortgage on building	                  591,230
         Less current portion long term debt	   (8,430)
                                                    ______
        Total long term liabilities	          582,800
                                                  _______
            Total liabilities	              $ 1,044,969
                                                =========
Commitments and contingencies Note 7
Shareholders equity
  Common stock,
  $0.005 par value,
  200,000,000 shares authorized
  195,690,162 shares issued and outstanding	  978,449
  Paid in capital	                       10,172,822
  Accumulated deficit	                      (11,195,790)
  Stock subscription receivable	                  (80,000)
  Stock payable	                                  308,940
  Treasury stock 23,200 shares	                     (116)
                                                      ___
  Total shareholders equity	                  184,305
                                                  _______
    Total liabilities and shareholders equity  $1,229,274
                                                =========






                             CALA CORPORATION
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                Three Months Ended     Nine Months Ended
                                                   September 30,	  September 30,
                                                2006           2005   2006            2005

Sales	                                     $ 13,952	      $  0   $ 31,834	     $   0

Cost of Sales	                                    0	         0	    0	         0
                                                   __           __          __	        __
Gross Profit (Loss)	                       13,952	         0     31,834	         0

Selling, General, and
Administrative Expenses	                     ( 99,209)	   223,093    178,973      511,160

Depreciation	                                8,289	         0     23,532	         0

Interest	                               13,535	         0     33,324	     6,250
                                               ______           __     ______        _____
  Total Expense	                              (77,385)	   223,093    235,828	   517,410
                                              =======      =======    =======      =======
Net income(loss) from continued operations

Before Income Taxes	                       91,337	 (223,093)   (203,994)	  (517,410)
Basic and diluted gain(loss) per common share
 Net loss from continued operations	       91,337    (223,093)   (203,994)    (517,410)
  Net loss from discontinued operations	     ( 35,557)	      __       (9,237)	        __
                                              =======     =======       =====      =======
  Net gain(loss)                               55,780	 (223,093)   (213,231)	  (517,410)
Basic gain(loss) and diluted loss
per common share
Gain(loss) from continued operations	      (0.0005)	  (0.0012)   (0.0010)      (0.0033)
Gain(loss) from discontinued operations       (0.0001)	       __    (0.0001)	        __
   Net gain loss per share	            $ (0.0006)	 $(0.0012) $ (0.0011)	 $ (0.0033)
Weighted average of number of
common shares used to compute
net gain(loss) per share 	          199,864,013 182,031,546 196,995,099  157,800,482
	                                  =========== =========== ===========  ===========


                         See accompanying notes to financial statements




                           CALA CORPORATION
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)

					     Nine Months                  Nine Months
					        Ended	                     Ended
		                         September 30, 2006           September 30, 2005
Cash flows from operating activities,
   Net (loss)	                             $( 213,231)	           $(517,410)
   Adjustments to reconcile net
   loss to net cash provided by
  (used in) operating activities,
        Depreciation	                         23,532	                       1,711
        Stock for services	                    750	                     102,330
        Shares issued for interest expense	     __                        2,000
    Increase (decrease) in assets liabilities,
	Accrued salary officer	                 (1,168)	             225,000
        Accounts receivable	                 15,708	                          __
        Construction in progress	       (325,065)	                  __
         Stock payable	                        306,940	                          __
       Accounts payable and accrued expense	 (6,727)	                 636
         Net cash used in operating activities (199,262)	            (185,733)
Cash flows from investing activities,
       Acquisition of fixed assets	            __                       (45,308)
       Non current asset	                 (1,434)	                  __
         Net cash used by investing activity	 (1,434)	             (45,308)

Cash flows from financing activities
         Building mortgage	                 (8,770)	                  __
         Loan payable officer	                     __                       (7,850)
         Notes payable	                        (40,000)	                  __
         Stock for cash	                        222,250	                     376,000
           Net cash provided by
           financing activities	                173,480	                     368,150

Increase (decrease) in cash	                (27,216)	             137,109
Cash  beginning of period	                 62,046	                         164
Cash  end of period	                       $ 34,830	                    $137,273
Supplemental schedule of cash
flow information
        Interest paid	                       $ 23,790	                  $        _
        Income taxes paid	               $      _	                  $    4,250
Supplemental schedule of non
monetary transactions
 14,500,000 shares of common stock at $ 0.01
 per share to reduce accrued officers salary	$    _	                  $   187,500
 50,000 and 3,633,000 shares of common stock
at $0.01to $0.03 per share for service
respectively	                                $   750	                  $   102,330
3,400,000 shares of common stock at$0.01
per share to reduce loan payable and interest	$    _                    $   102,000
2,200,000 shares at$0.01 per share as gift	$    _                    $   22 ,000
266,666 shares of common stockat $0.03 per


                      See accompanying notes to financial statements






                                   CALA CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on September 13, 1985 under the laws of the State of Oklahoma. The Companys sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company is in the development beginning stages of building an underseawater resort, spa and casino. In addition the Company operates income properties restaurants under lease.

On January 9, 2006 the Company entered a lease on space of 4,500 square feet for a restaurant in Alamo, CA. The duration of the lease is 10 years with a renewable option for 5 years. The monthly rent on the space is $ 8,500 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis.

On April 10, 2006 the Company entered into a lease on space of 2,500 square feet for a restaurant in San Ramon, CA. The duration of the lease is 10 years. The monthly rent is $ 5,400 per month plus taxes and common area charges.

On July 31, 2006 the company terminated the Alamo lease in agreement with the landlord and closed the location without further liabilty. The Company sublet the San Ramon second location for the monthly lease cost of $ 6,000 per month for 9 years plus $ 1,500 per month for 60 months. The Company is liable for the primary lease in the second location until the lease expires which is in 9 years.

The Company continues to develop its underwater resort as its primary business.

On October 19, 2006 the Company filed an 8K increasing its authorized shares from 200,000,000 to 400,000,000.
(See Note, 9 Subsequent Events)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

F. Shares Returned to Treasury In 2004, 236,441 shares were repurchased to treasury and recorded as unissued.
In addition, 1,136,800 shares were purchased for $16,000 for the treasury. In 2005 23,200 shares were purchased for treasury at the cost of $116.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, Statement of Accounting Standards
(SFAS) No. 148, Accounting for Stock Based Compensation Transition and Disclosure, was issued by the Financial Accounting Standards Board (FASB). This Statement amends
SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation.
In addition, this Statement amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results.
SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

In May 2004,the FASB issued SFAS No. 150,
Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity.
SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. In November 2004, the FASB deferred application of certain provisions of SFAS No.
150 through FASB Staff Position (FSP) No. 150 3, which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP No. 150 3.
As a result of FSP No. 150 3, the Company does not expect the adoption of this Statement will have a material impact on the Companys financial position, results of operations or cash flows.

NOTE 4. RELATED PARTY TRANSACTIONS

In 2005, the officer of the Company was issued
7,000,000 shares to reduced accrued salary of $ 112,500.
In January 2006 an officer of the company returned 300,000 shares of common stock and received $ 15,000 in cash.
The shares were cancelled.

In August 2006 an officer of the company returned 7,166,425 shares to the Company for a note payable of $ 214,993.
The shares were cancelled.

Common stocks were issued to the officer in exchange for services. The stocks issued were recorded using the fair market value of the services provided. The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item F.

NOTE 5 DISCONTINUED OPERATIONS

On August 1, 2006 the company subleased two restaurants to two separate parties in the discontinued operation of the restaurants by the company. The condensed results of the discontinued operations for the nine months ending
September 30, 2006 are as follows,



Sales                          $619,275
Cost of goods sold              140,245
                                _______
Gross  margin                   479,030
Interest                          4,000
Operating expense               484,267
                                _______
(Loss)discontinued operations  $ (9,237)
                                _______


NOTE 6, CONTRACT SALE

On August 1, 2006 the company subleased one restaurant to a non related party. Under the terms of the agreements, the sub lessee pays the month lease of $ 6,000 per month for 9 years at the location plus $ 1,500 per month for 60 months. The Company continues to be liable for the primary lease until the lease expires. (See Note 7
Commitments & Contingencies)

NOTE 7, COMMITMENTS & CONTINGENCIES

On April 10, 2006 the Company entered into a lease on space of 2,500 square feet for a restaurant in San
Ramon, CA. The duration of the lease is 10 years.
The monthly rent is $ 5,400 per month plus taxes and common area charges. The Company continues to be liable for the lease in the event the parties to which the restaurants was sold do not pay the monthly lease cost As of September 30, 2006 the Company had a contingent liability of approximately $ 540,000 .

NOTE 8,	LONG TERM DEBT

On July 16, 2006 the Company signed a Mortgage
Modification Agreement with the lender on the building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was adjusted to 5.25 percent per annum and the prepayment penalty has been removed. If the note is paid in full by February 16, 2007 the note will be reduced by $ 100,000.

Long term debt is payable as follows,




2006 balance of year  	             $ 2,067
2007				       8,544
2008				       9,000
2009				       9,482
2010                                   9,995
2011                                  10,531
Thereafter			     541,611
                                     _______
				    $591,230
                                     =======

NOTE 9. GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulative deficit of approximately $11,521,000 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Companys ability to continue as a going concern.
The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Companys plan (See Item 2, Overview).
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10. SUBSEQUENT EVENT

On October 19, 2006 the Company filed an 8K increasing its authorized shares from 200,000,000 to 400,000,000.
Under the filing the Company disclosed its intent to raise capital through the sale of shares to an individual investor or through an investment banker. The Company reserves the option to reverse split the shares to increase the per share value.



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

Overview.

The company is engaging in the following developments.

The Undersea Spa.

The company is in discussion with the prestigious spa company of Pevonia (www.pevonia.com) to develop and design the finest and largest spa ever built. The total area of the spa will be 300,000 square feet, plus three restaurants, a large ballroom, casino (where allowed by law), estate villas, 24 hour concierge and butler service, the UnderSea Relaxation Observatory, and many more amenities.

The company will start selling lifetime memberships where treatments are free 365 days of the year. The only additional charges for the members are the consumable goods such as food, beverage, spa products, and other goods. The company plans to sell 10,000 memberships at $100,000 each, which will generage $1 billion in sales. The company believes that it is feasible to sell over 10,000 memberships due to the spas high qualities, exclusivity, locations and unlimited treatments.

The Undersea Casino.

The company is in the final stages of hiring a casino operator with a casino design firm. The company strongly believes that the casino sales are going to be above $200 million per location.
The total area for the casino will be 50,000 square feet.
The company is to place casino locations offshore Florida and Macau.

The Undersea Residence and Residence Fractional Ownership.

The company is in the process of buildingplans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre selling individual units. The Company estimates that the average residential development should generate approximately $600 million while the total development cost should run around $4600 million. Therefore, the management believes that the project has a great chance of success. Further, the company is in discussions with leaders in the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Company. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the entire ocean available with no purchase costs, and without the limitations of land. According to the recently released Future
Timeshare Buyers 2004 Market Profile, 13.4 million adults are interested in purchasing some form of timeshare during the next two years. The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers. In addition, the study documents that prospective owners are experienced and enthusiastic travelers. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The Company is negotiating with various shipyards to build the first Undersea Resort & Residence.
The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders approval will not be sought.

The Marsa Shipyard.

The company is in final discussions with the Maltese
Government (www.malta.com) regarding taking over the Marsa Shipyard located in the country of Malta.
The company plans to build one UnderSea ship per year at the Marsa Shipyard. The company is pleased to work closely with the Malta Enterprise
(www.maltaenterprise.com) as well as with our company representative, Mr. Matthew Frendo.

Investment Banker.

The company has been successful in attracting one of the most prestigious and respected investment bankers in the world. The company has a gentlemans agreement that as soon as the Maltese government has granted the Marsa Shipyard to our company, the investment banker will start their due diligence in order to finance 70 percent of the total UnderSea construction.

The company is further advantaged by this relationship in that the company is seeking to acquire either upscale hotels, class A office buildings, or shopping centers as income property, which will be financed by this investment banker.


Intellectual Property,

The company believes that the intellectual property for the Undersea Resort design and engineering development is worth above $250 million because we are the only company with such superior maritime tourism technology. In addition, our technology will allow our company to save about $300 million per ship.

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

Results of Operations.

(a) Revenues.

The Company reported revenues of $ 13,952 for the three months and $ 31,834 for the nine months period ended September 30, 2006. This compares to no revenue for both periods ended September 30, 2005. The Company experienced revenue due to rental in come during the respective periods.

(b) Selling, General, and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $ (99,209) for the three months and $178,973 for the nine months ended September 30, 2006 as compared to $223,093 the three months and $511,160 for the nine months ended September 30, 2005. The change is expense is due to the capitalization of the ship design costs that had been previously expensed. The amount capitalized was $325,065 for the three quarters of which $ 128,950 was incurred in the quarter ending September 30, 2006

(c) Depreciation and Amortization.

Depreciation and amortization for the three months was $ 8,289 and $ 23,532 for the nine months ended September
30, 2006 and zero both periods ended September 30, 2005.
The depreciation is attributable to the building and vehicle which were purchased in the last quarter of 2005.

(d) Interest Expense.

The Company incurred interest charges $13,535 in the three months and $33,324 for the nine months ended
September 30, 2006, compared with zero for the three months and $6,250 for the nine months ended September 30, 2005.
The interest expense increase in the nine months ended September
30, 2006 is the result of the mortgage on the building purchased by the Company.

(e) Net Operating Loss Carryforward.

At September 30, 2006, the Company had available net operating loss carryforwards of approximately $11.2 million that may provide future tax benefits. This compares with net operating loss carryforwards of approximately $10.7 million at December 31, 2005.

(f) Net Loss.

The Company reported a net gain of $55,780 consisting of gains of $ 91,337 from continued operations and a loss $35,557 from discontinued operations for the three months and $ 213,231 for the nine months ended September 30, 2006 consisting of $ 203,994 from continued operations and $ 9,237 from discontinued operations as compared to a net losses of $223,093 for the three months and $517,410 for the nine months ended September 30, 2005.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Companys operating results include.

market acceptance of and changes in demand for products and services,

a small number of customers account for, and may in future periods account for, substantial portions of the Companys revenue, and revenue could decline because of delays of customer orders or the failure to retain customers, gain or loss of clients or strategic relationships,

announcement or introduction of new services and products by the Company or by its competitors,

price competition,

the ability to upgrade and develop systems and infrastructure to accommodate growth,

the ability to introduce and market products and services in accordance with market demand,

changes in governmental regulation, and

reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Companys success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Companys senior management, including the companys chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the companys business and prospects.

Operating Activities.

The net cash used in operating activities was $199,262 for the nine months ended September 30, 2006 compared to $185,733 for the nine months ended
September 30, 2005. This increase is attributed to many changes from period to period, but primarily to the loss incurred during the nine months period.

Investing Activities.

Net cash used in investing activities was $1,434 for the nine months period ending September 30, 2006 compared to $ 45,308 for the same period ending
September 30, 2005.

Financing  Activities.

Net cash provided by financing activities was $173,480
for the nine months period ending September 30, 2006 and $ 368,150 for the same period ending
September 30, 2005. This was due primarily to the sale of stock for cash.

Liquidity and Capital Resources.

As of September 30, 2006, the Company had current assets of $34,830 and total current liabilities of $462,169, resulting in net working capital deficit of $ 427,339. The Company has cash of $ 34,830. During the three months and nine months ended September 30, 2006, the Company incurred a gain of $55,780 and a loss of $213,231, respectively. The Company has an accumulated deficit of $11,195,790 as of September 30, 2006. These factors raise substantial doubt as to the Companys ability to continue as a going concern. In fact, the Companys independent accountants audit report included in the Form 10KSB for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Companys ability to continue as a going concern.

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

Our current cash flow will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise additional capital to continue executing the business plan. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time
in the future, the Company may not be
able to take advantage of business
opportunities or respond to competitive
pressures, or may be required to reduce
the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to.

curtail operations significantly,

sell significant assets,

seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives
including a merger or sale of the Company.

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

Critical Accounting Policies.

The Securities and Exchange Commission (SEC) has issued Financial Reporting Release No. 60,
Cautionary Advice Regarding Disclosure About
Critical Accounting Policies (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.
In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a companys financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Companys most critical accounting policies include, (a) use of estimates in the preparation of financial statements, (b) non cash compensation arrangements, and (c) revenue recognition.
The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(c) Revenue Recognition.

The Company sales were from the restaurants which are discontinued operations. Other sales are recognized when the services are delivered.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Companys disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
The Company is a party to is not a party to any material two small pending legal proceedings. And, to the best of its knowledge, no other material legal actions such action by or against the Company has been threatened.

ITEM 2.  UNREGISTERED SALES OF EQUITY.

The Company made the following sales of unregistered
(restricted) securities during the three months period ending September 30, 2006

(a)  On September 6, 2006, the Company sold a total of
1,300,000 shares of common stock to two individuals for cash. These shares were valued at a total of $32,500 ($0.025 per share).
(b) On September 9, 2006, the Company issued a total of 770,192 shares of common stock to two individuals for a total value of $16,250 ($0.020 to 0.025 per share).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

	Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 19, 2006 a majority of shareholders voted to increase its authorized shares from 200,000,000 to 400,000,000. A majority of shareholders also voted to replace two directors.




ITEM 5.  OTHER INFORMATION.

           None

ITEM 6.  EXHIBITS.

          None



Rule 13a 14(a)/15d 14(a) Certification of Joseph Cala.

Section 1350 Certification of Joseph Cala.


SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.


Dated, December 27, 2006	By, /s/ Joseph Cala
		             Joseph Cala, President
	                     Principal Executive
                             Officer and Chief
                             Financial Officer





RULE 13a 14(a)/15d 14(a) CERTIFICATION

I, Joseph Cala, certify that,

1. I have reviewed this quarterly report on Form 10QSB of Cala Corporation,

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report,

3. Based on my knowledge, the financial
statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report,

4. I am responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a 15(e) and
15d 15(e)(omitted pursuant to extended compliance period) for the small business issuer and have.

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared,

(b)  (omitted pursuant to extended compliance period)

(c) Evaluated the effectiveness of the small business issuers disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuers internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuers fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting, and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuers auditors and the audit committee of the small business issuers board of directors (or persons performing the equivalent functions)

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuers ability to record, process, summarize and report financial information, and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuers internal control over financial reporting.


Dated, December 27, 2006          /s/ Joseph Cala
                                  Joseph Cala, Principal
                                  Executive Officer and
                                  Principal Financial
                                  Officer




SECTION 1350 CERTIFICATION

In connection with the quarterly report of Cala
Corporation... (Company) on Form 10 QSB for the nine months ended September 30, 2006 as filed with the Securities and Exchange Commission (Report), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge.

1. The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange
Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated,December 27, 2006	/s/ Joseph Cala
                               Joseph Cala, Principal
                               Executive Officer and
                               Principal Financial
                               Officer