Form 10KSB
period 2006-12-31
CALA CORP
filed 2007-08-02
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 01-15109

CALA CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

13 Main Street, Titusville. Florida 32796

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (321) 383-8077

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.005 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes           No     X     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No     X      .

The Registrant’s revenues for the fiscal year ended December 31, 2006 was $34,176.  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2006: $2,271,353.  As of July 31, 2007, the Registrant had 379,735,313 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes          No    X   .

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on September 13, 1985 under the laws of the State of Oklahoma. The Registrant's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Registrant is in the development stage of building an undersea resort and casino.  In addition the Registrant operated restaurants under lease which were discontinued during the year.

Business Development.

Management has been laying the groundwork over the past year so that the company can grow at a faster pace in the coming year. The Registrant has made great headway with the addition of Mr. Ray Francis as the master behind the UnderSea Resort and Residence design. This addition has allowed the Registrant to solve all naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis talents allow for a design that benefits the customer’s safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life.  This coupled with Joseph Cala’s vast knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Registrant to overcome extreme obstacles and to succeed in finalizing two naval engineered designs for the Undersea Resort and Residence. With that task accomplished, the Registrant has been fortunate to attract Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind of many landmark resorts and theme parks. In addition, the company is working with prestigious maritime companies in developing the Undersea Resort.

The Registrant plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Registrant estimates that the average residential development should generate approximately $600 million while the total development cost should run around $460 million. Therefore, the management believes that the project has a great chance of success. Further, the Registrant is in discussions with leaders in the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Registrant. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the entire ocean available with no purchase costs, and without the limitations of land. According to the recently released Future Timeshare Buyers 2004 Market Profile, 13.4 million adults are interested in purchasing some form of timeshare during the next two years. The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers. In addition, the study documents that prospective owners are experienced and enthusiastic travelers.

Discontinued Operations

On January 9, 2006 the Registrant entered a lease on space of 4,500 square feet for a restaurant in Alamo, CA. The duration of the lease is 10 years with a renewable option for 5 years. The monthly rent on the space is $8,500 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis.

On April 10, 2006 the Registrant entered into a lease on space of 2,500 square feet for a restaurant in San Ramon, CA. The duration of the lease is 10 years. The monthly rent is $5,400 per month plus taxes and common area charges.

On August 1, 2006 the Registrant terminated the lease in agreement with the landlord and closed the location without further liability. The Registrant sublet the second location for the monthly lease cost of $6,000 per month for 9 years plus $1,500 per month for 60 months. The Registrant is liable for the primary lease in the second location until the lease expires which is 9 years.

The Company is not in the restaurant business and has ceased operations of the restaurants it previously operated.

The Registrant owns no patents or trademarks, and has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Registrant maintains office space in a building owned by the Registrant in Titusville, FL.  The building is located at 13 Main Street, Titusville, Fl 32796. It currently does not own any equipment at that location.

ITEM 3.  LEGAL PROCEEDINGS.

In 2003, the Registrant obtained a judgment against I.M.O.I.L, Gisella Manciniand Quirino Caparelli in the amount of $2.7 million. The company has retained legal counsel in Florida to execute the judgment.  There is a high uncertainty that the judgment will be collected so therefore it has not been included in the financial statements. During the years periods ending in both 2005 and 2006, there was no activity on collecting the judgment.

There are no legal proceedings against the Registrant

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

  The Registrant’s common trades on the National Quotation Bureaus’ Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol “CCAA”.  The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended on December 31, 2006 (1)
	High	Low

Quarter Ended December 31, 2006	0.035	0.015
Quarter Ended September 30, 2006	0.035	0.012
Quarter Ended June 30, 2006	0.040	0.024
Quarter Ended March 31, 2006	0.047	0.021
(1) The Registrant’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended on December 31, 2005
	High	Low

Quarter Ended December 31, 2005	0.030	0.015
Quarter Ended September 30, 2005	0.030	0.015
Quarter Ended June 30, 2005	0.030	0.015
Quarter Ended March 31, 2005	0.015	0.008

Holders of Common Equity.

As of December 31, 2006, the Registrant had approximately 497 shareholders of record.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated.  The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities (restricted stock) during the year which have not been reported in the 10 Q’s filed for the first three quarters for the year ending December 31, 2006

(a)  On November 9, through December 20, 2006, the Registrant sold a total of 6,122,949 shares of common stock to fourteen individuals for cash.  These shares were valued at a total of $147,000 ($0.01 to 0.023 per share).

(b)  On November 22 through December 20, 2006, the Company issued a total of 25,802,444 shares of common stock for services rendered to five individuals for a total consideration of $619,101 ($0.02125 to 0.05 per share).

No commissions were paid in connection with any of these sales.  These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933.  Each of the transactions did not involve a public offering and each of the investors represented that he/she was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

ITEM 6.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity.  The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

            The Registrant plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Registrant estimates that the average residential development should generate approximately $600 million while the total development cost should run around $460 million. Therefore, the management believes that the project has a great chance of success. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the entire ocean available with no purchase costs, and without the limitations of land.

During the twelve months forward the Registrant plans to complete the development phase of the Undersea Resort and finalize plans for securing the financing and construction of the resort.  The Registrant will secure the yard to build the resort and contract for its construction. The beginning of construction is dependent on the Registrant completing it plan of financing and contracting for the construction both of which will highly impact the Registrants ability to carry out its business plan.

          The investigation of business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others.  If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable.  Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

Capital Expenditures.

On December 1, 2005 the Registrant purchased a building for an aggregate amount of $750,000 of which the Registrant paid $150,000 plus closing cost and a mortgage note of $600,000.  The mortgage bears an interest rate of eight (8%) percent with 240 monthly principal and interest payments of $5,020.24 stating on January 16, 2006.  The note contains a prepayment penalty of $50,000 if the note is paid prior to December 16, 2007.

On July 16, 2006 the mortgage was modified with a principal balance of $592,592.51 extending the mortgage through July 15, 2036. The mortgage was amended to eliminate the prepay penalty of $50,000 in the original mortgage, grant a reduction in the mortgage principal of $100,000 if the mortgage is paid off on or before February 17, 2007 and reduced the interest rate to five and one quarter percent (5.25%).   A late fee of five percent (5%) on payment over ten (10) was added to the mortgage. The prepayment reduction was not realized during the year and has expired.

Risk Factors Connected with Plan of Operation.

(a)

Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited prior operations to date.  Since the Registrant’s principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue-producing operations.  Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans.  In addition, the Registrant has only limited assets.  As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level.  Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: $798,862 for the fiscal year ended December 31, 2005 and $904,233 for the fiscal year ended December 31, 2006 including discontinued operations loss of $11,516.  The Registrant’s current liabilities exceed its current assets by $62,221 as of December 31, 2005 and $114,027 as of December 31, 2006.  At December 31, 2006, the Registrant had an accumulated deficit of $11,886,789.  This raises substantial doubt about the Registrant’s ability to continue as a going concern.

As a result of the fixed nature of many of the Registrant’s expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant’s products or any capital raising or revenue shortfall.  Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

(b)

Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant.  The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined).  However, such financing, when needed, may not be available, or on terms acceptable to management.  The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant’s business plan.  The Registrant’s independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant’s ability to continue as a going concern.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition.  In addition, insufficient funding may have a material adverse effect on the company’s financial condition, which could require the company to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the company. To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant’s operations.  Regardless of whether the Registrant’s cash assets prove to be inadequate to meet the Registrant’s operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

The Registrant’s success is dependent upon the hiring and retention of key personnel.  None of the officers or directors has any employment or non-competition agreement with the Registrant.  Therefore, there can be no assurance that these personnel will remain employed by the Registrant.  Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant’s business and prospects.

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

(d)

Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm’s length negotiations.  All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant.  It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(e)

Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

The Registrant’s Certificate of Incorporation contain provisions to eliminate, to the fullest extent permitted by the Oklahoma Corporation Law, as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors.  The Certificate of Incorporation and the Amended and Restated By-Laws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect.  Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(f)

Absence of Cash Dividends May Affect Investment Value of Registrant’s Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(g)

Non-Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Registrant.

Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant’s board of directors.

(h)

No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant’s Stock.

There has been only a limited public market for the common stock of the Registrant.  The common stock of the Registrant is currently quoted on the Pink Sheets LLC.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant’s securities. In addition, the common stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities.  The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission (“SEC”), any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith.   The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(i)

Failure to Maintain Market Makers May Affect Value of Registrant’s Stock.

If the Registrant is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail.  Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.  There can be no assurance the Registrant will be able to maintain such market makers.

(j)

Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

All of the 99,792,405 shares of common stock that are currently held, directly or indirectly, by significant shareholders of the Registrant as shown in the chart under Part III, Item 11 of this Form 10-KSB, have been issued in reliance on the private placement exemption under the Securities Act of 1933.  Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933.  In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that current public information is then available.  If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Registrant’s most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk.  The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements.

The foregoing plan of operation contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those discussed above.  These forward-looking statements speak only as of the date hereof.  The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.    FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2005, and for the year ended December 31, 2006, are presented in a separate section of this report following Item 14.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 27, 2007, the firm De Joya Griffith & Company, LLC, of Henderson, Nevada, was engaged as the principal accountant to audit the Registrant's financial statements for the fiscal year of the Registrant ended December 31, 2006, and George Brenner, C.P.A., the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, resigned.

The decision to change independent accountants was approved by the Audit Committee and the Board of Directors of the Registrant on February 27, 2007.

Except for the following qualification, the reports of George Brenner, C.P.A., for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle:

“As discussed in Note 8 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  The December 31, 2005 and 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the fiscal years ended December 31, 2005 and 2004, and interim periods through September 30, 2006, there were no disagreements with George Brenner, C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of George Brenner, C.P.A., would have caused him to make reference thereto in his report on the Registrant's financial statements for such years.

During the fiscal years ended December 31, 2005 and 2004 and through February 27, 2007, there were no "reportable events" with respect to the Registrant as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

During the fiscal years ended December 31, 2005 and 2004 and through February 27, 2007, the Registrant did not consult with George Brenner, C.P.A. with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

The Registrant provided a copy of the foregoing disclosures to George Brenner, C.P.A. prior to the date of filing this report and requested that he provide it with a letter addressed to the Securities and Exchange Commission stating whether or not he agrees with the statements in this Item 4.01. A copy of the letter furnished in response to that request is filed as Exhibit 16.1 to this Form 8-k.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  On February 28, 2006 John Del Fevro resigned as a director of the Registrant.  On October 1, 2006 Larry Pfautsch was elected to the board of directors and Robert Mosley resigned.  On November 1, 2006 Ray Francis was elected to the board of directors of the Registrant.

The name, and respective position of the director and executive officer of the Registrant are set forth below.  The director named below will serve until the next annual meeting of the Registrant’s stockholders or until his successors are duly elected and have qualified.  Directors are elected for a term until the next annual stockholders’ meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant’s affairs.  There are no other promoters or control persons of the Registrant.  There are no legal proceedings involving the directors of the Registrant.

Director and Executive Officer.

Joseph Cala, Director. Chairman and CEO

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

Larry S. Pfautsch, Director

Mr. Pfautsch is Vice President of Corporate Communications for American Century Investments, a $100 billion asset manager based in Kansas City, Mo. Previously, Mr. Pfautsch was a Partner and Senior Vice President with the international communications and public relations firm of Fleishman Hillard, Inc., where he was a member of the financial communications, investor relations, and corporate reputation management practice groups. He began his career as a newspaper reporter and editor and later worked in corporate communications for a major building materials retailer.  He is a U.S. Army veteran a longtime member of the International Association of Business Communicators.

Mr. Ray Francis, Director

Mr. Francis is President of UnderSea Resort Design was elected to the Board of Directors of Cala Corporation. Having completed his undersea naval design to the strict maritime rules of Lloyds Register of Shipping. Mr. Francis conducts his day to day operational responsibilities at the UnderSea Resort Headquarters in Titusville and will commence his role as a director and principal in the Company’s oceanic construction operations.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant’s equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”).  Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant’s equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is unaware of any required reports that have not been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compen- sation ($)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Joseph Cala,(1,2) President	2006 2005 2004	352,986 300,000 150,000	- -	- -	- -	- -	- -	16,445 -

(1)

Mr. Cala was appointed a director and president 1999.

(2)

Mr Cala has accrued salary of $67,955 that has not been paid

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of December 31, 2006 (249,251,980 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (2)	Percent of Class
Common Stock	Joseph Cala 13 Main Street Titusville, FL 32796	99,042,405	39.8%
Common Stock	John Del Favero(2) 13 Main Street Titusville, FL 32796	500.000	.25%
Common Stock	Larry Pfautsch 13 Main Street Titusville, FL 32796	3,500,000	1.1%
Common Stock	John Francis 13 Main Street Titusville, FL 32796	4,000,000	1.7%
Common Stock	Robert Mosley(2) 13 Main Street Titusville, FL 32796	250,000	.15%
Common Stock	Shares of all directors and executive officers as a group (1 person)	107,292,405	43.0%

(1)

None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2)

Mr. Del Favero and Mr. Mosley resigned as directors of the Registrant during the year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

In 2005, the officer of the Registrant was issued 7,000,000 shares to reduced accrued salary of $112,500. On January 2006 an officer of the Registrant returned 300,000 shares of common stock and received $15,000 in cash.  The shares were cancelled. On August 2006 an officer of the Registrant returned 7,166,425 shares to the Registrant for a note payable of $214,993. The shares were cancelled. On November 21, 2006 the Registrant issued an officer of the Registrant 16,611,111 shares of common stock valued at $352,986 for salary for the year 2006.

ITEM 13.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This evaluation was done under the supervision and with the participation of the Registrant’s president.  Based upon that evaluation, he concluded that the Registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant’s disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Company’s annual financial statements, and review of financial statements included in the Company’s Form 10-QSB’s: 2005: $10,456; and 2006: $14,194; De Joya Griffith and Company, LLC for Form 10-KSB for 2006 $15,500.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0; De Joya Griffith: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0 De Joya Griffith: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0 De Joya Griffith: $0.

Audit Committee.

The Registrant does not have an audit committee.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

On October 19, 2006 the Registrant filed an 8-K increasing its authorized shares from 200,000,000 to 400,000,000.

On February 27, 2007 the Registrant filed an 8-K appointing the accounting firm of the firm De Joya Griffith & Company, LLC, of Henderson, Nevada, as the principal accountant to audit the Registrant's financial statements for the fiscal year of the Registrant ended December 31, 2006.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation
Dated: August 2, 2007	By: /s/ Joseph Cala
Joseph Cala
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala Joseph Cala	President (Principal Financial and Accounting Officer) / Director	August 2, 2007

CALA CORPORATION

FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

TABLE OF CONTENTS

1.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	20
2.	BALANCE SHEET	22
3.	STATEMENTS OF OPERATIONS	23
4.	STATEMENT OF SHAREHOLDERS’ (DEFICIT)	24
5.	STATEMENTS OF CASH FLOWS	26
6.	NOTES TO FINANCIAL STATEMENTS	28

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, Nevada 89052

702.588.5961 Office/702.588.5979 Facsimile

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cala Corporation

Titusville, FL

We have audited the accompanying balance sheet of Cala Corporation as of December 31, 2006, and the related statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the Company for the year ended December 31, 2005.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation as of December 31, 2006, and the results of its operations and its cash flow for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  The December 31, 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

Henderson, NV

August 1, 2007

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cala Corporation

Titusville, FL

I have audited the accompanying balance sheet of Cala Corporation as of December 31, 2005, and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

As discussed in Note 8 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  The December 31, 2005 and 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Brenner, CPA

George Brenner, CPA

Los Angeles, California

May 22, 2006

CALA CORPORATON

BALANCE SHEET

FOR THE YEARS ENDED DECEMBER 31, 2006

ASSETS
Current assets
Cash	$36,099
Total current assets	36,099
Fixed assets
Building-net of depreciation of $16,987	583,013
Land	150,000
Vehicle-net of depreciation of $22,145	31,162
Total fixed assets	764,175
Other assets
Development Cost	372,205
Total assets	$1,172,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion mortgage on building	$8,544
Accounts payable	13,000
Accrued salaries-net - officer/stockholder	76,955
Taxes payable	11,627
Notes payable	40,000
Total current liabilities	150,126
Long- term liabilities
Mortgage on building	589,164
Less: current portion mortgage on building	(8,544)
Total long term liabilities	580,620
Total liabilities	$730,746
Shareholders’ equity
Common stock,
$0.005 par value; 400,000,000 shares authorized
249,251,980 shares issued and outstanding	1,246,258
Paid-in capital	11,133,380
Accumulated deficit	(11,886,789)
Stock subscription receivable	(50,000)
Treasury stock -56,533 shares @cost	(1,116)
Total shareholders’ equity	441,733
Total liabilities and shareholders’ equity	$1,172,479

See accompanying notes to the financial statements

CALA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Rental Income	$34,176	$-
General and administrative expense	863,546	785,513
Depreciation	32,042	7,090
Total operating expenses	895,588	792,603
Loss from operations	(861,412)	(792,603)
Other Income(Expense)
Interest expense	(40,670)	(6,259)
Other income	15,699	--
Other expense	(6,334)	--
Total other income (expense)	(31,305)	(6,259)
Loss from continuing operations	(892,717)	(798,862)
Net loss from discontinued operations	(11,516)	--
Net loss	$(904,233)	$(798,862)
Earnings per share:
Loss from continuing operations	$(0.0044)	$(0.0042)
Loss from discontinued operations	$(0.0001)	$--
Net loss	$(0.0045)	$(0.0042)
Weighted average number of shares outstanding	206,662,421	188,646,178

See accompanying notes to the financial statements

CALA CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional					Total
	Number	$0.005	Paid-in	Accumulated	Stock	Treasury		Shareholder
	Shares	Amount	Capital	Deficit	Subscription	Shares	Stock	Equity

Balance 12/31/04	129,849,996	$ 649,250	$ 9,413,369	$(10,183,695)	--	(1,136,800)	$(16,000)	$ (137,076)
Shares issued for cash @ $0.026 per shares	22,258,333	111,292	470,282	--	--	--	--	581,574
Shares issued for notes @ $0.03 per shares	3,400,000	17,000	85,000	--	--	--	--	102,000
Shares issued for officer’s salary @ $0.013	16,200,000	81,000	123,500	--	--	--	--	204,500
Shares issued for services @ $0.026 per share	8,933,000	44,665	190,665	--	--	--	--	235,330
Shares issued for loan repayment @ $0.005 per shares	10,000,000	50,000	(50,000)	--	--	--	--	0
Shares cancelled @ $0.021 per share	(450,000)	(2,250)	(7,250)	--	--	--	--	(9,500)
Shares repurchased for treasury $0.005 per share	23, 200	116	--	--	--	(23,200)	(116)	0
Stock subscription	--	--	--	--	(50,000)	--	--	(50,000)
Shares cancelled from treasury	--	--	--	--	--	1,136,800	16,000	16,000
Net Loss	--	--	--	(798,862)	--	--	--	(798,862)
Balance 12/31/05	190,214,529	$ 951,072	$ 10,225,562	$ (10,982,556)	(50,000)	(23,200)	$ (116)	$ 143,962

	Common Stock		Additional					Total
	Number	$0.005	Paid-in	Accumulated	Stock	Treasury		Shareholder
	Shares	Amount	Capital	Deficit	Subscription	Shares	Stock	Equity

Shares issued for cash @ $0.01-0.35 per share	36,765,008	183,825	495,255	--	--	--	--	609,720
Shares issued for services @ $0.015 -0.050 per share	26,005,777	130,029	495,255	--	--	--	--	625,284
Shares for service cancelled @ $0.03 per share	(530,000)	(2,650)	(13,250)	--	--	--	--	(15,900)
Shares issued for fixed assets @ 0.015 per share	266,666	1,332	6,668	--	--	--	--	8,000
Shares cancelled for debt @ $0.01 per shares	(4,000,000)	(20,000)	(20,000)	--	--	--	--	(40,000)
Shares repurchased into treasury @ $0.03 per share	--	--	--	--	--	(33,333)	(1,000)	(1,000)
Net Loss	--	--	--	(904,233)	--	--	--	(904,233)
Balance 12/31/06	249,251,980	$ 1,246,258	$11,133,380	$ (11,886,789)	(50,000)	(56,533)	$ (1,116)	441,733

See accompanying notes to the financial statements

CALA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(904,233)	$(789,862)
Less: loss from discontinued operations	(11,516)	--
Loss from continuing operations	(892,717)	--
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Depreciation	32,042	7,090
Stock issued for services	272,297	235,330
Stock issued for officer’s salary	352,986	204,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(301)	(72,827)
Accounts payable and accrued liabilities- related party	(21,195)	95,500
Deposits	5,260	(4,000)
Net cash used in operating activities	(251,628)	(324,269)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of building	--	(750,000)
Purchase of vehicle	--	(45,307)
Cash used on development costs	(372,205)	--
Net cash used in investing activity of	(372,205)	(795,307)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from mortgage payable	--	600,000
Repurchase of common stock	(1,000)	(116)
Common stock issued for cash	609,720	581,574
Payments on mortgage payable	(10,836)	--
Net cash provided by financing activities of	597,884	1,181,458
NET CHANGE IN CASH FROM CONTINUING OPERATIONS	(25,947)	61,882
NET CHANGE IN CASH FROM DISCONTINUED OPERATIONS	--	--
NET CHANGE IN CASH	(25,947)	61,882
CASH AT BEGINNING OF YEAR	62,046	164
CASH AT END OF YEAR	$36,099	$62,046

See accompanying notes to the financial statements

Supplemental schedule of cash flow information:
Interest paid	$40,669	$--
Income tax	$--	$--
Supplemental schedule of non monetary transactions
Shares issued for notes – 3,400,000 shares @ 0.03 per share	$--	$102,000
Shares issued for loan repayment 10,000,000 shares @ $0.005 per share	$--	$50,000

CALA CORPORATON

NOTES TO FINANCIAL STATEMENTS

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

F.

Shares Returned to Treasury-In 2006, 33,333 shares were repurchased to  treasury for $1,000.  In 2005 23,200 shares were purchased for treasury at the cost of $116.  The repurchased treasurary shares are carried at cost and are held for resale.

G.

Revenue Recognition- The operating income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue is recognized when it is received from the tenants and in accordance with the basic principal of Financial Accounting Concept No. 5 (SFAC No.5) and SAB-104.

H.

Property and Equipment-Property and equipment consisting of improvements, equipment and furniture and fixtures are recorded at cost and are depreciated using the straight-line method over the useful estimated life.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized.  When property  and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

A summary of estimated useful lives is as follows:

Description	Useful life
Vehicles	5 years
Building	10-40 years

I.

The  Company accounts for the underwater sea resort and ship development costs in accordance with SFAS No. 144, Accounting for the Impairment or  Disposal of Long-Lived Assets.  The Company reviews its long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used in measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

NOTE 3:

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

NOTE 4:

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of $11,886,789 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5:

RELATED PARTY TRANSACTIONS

In 2005, the officer of the Company was issued 7,000,000 shares to reduced accrued salary of $112,500.

On January 2006 an officer of the Company returned 300,000 shares of common stock and received $15,000 in cash.  The shares were cancelled.

On August 2006 an officer of the Company returned 7,166,425 shares to the Company for a note payable of $214,993. The shares were cancelled.

On November 21, 2006 the Company issued an officer of the Company 16,611,111 shares of common stock valued at $352,986 for salary for the year 2006.

Common stocks were issued to the officer in exchange for services. The stocks issued were recorded using the fair market value of the services provided.  The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item F.

NOTE 6:

DISCONTINUED OPERATIONS

On August 1, 2006 the company assigned the lease at 3160 Danville Blvd., Suite A, Alamo, CA to a non affiliated third party. The lease held by the Company was terminated and discontinued the operations of the restaurant.

On August 1, 2006 the Company subleased their location at 500 Bollinger Canyon Way, Suite A-17 through an assignment of their lease and discontinued the operations of the restaurant. The Company continues to be liable for the primary lease until the lease expires. ( See NOTE 7: Commitments and Contingencies).

In discontinuing the operations of both restaurants, no tangible physical assets were assumed or relinquished in association with the transaction.

In accordance with the Statement of Financial Accounting Standards No. 144 (SFAS-144) and EITF Abstract No. 03-13, we applied the conditions in paragraph 42 & 43 of the FASB Statement No. 144 in determining whether to report discontinued operations, the Company eliminated the operations and cash flow the restaurants from the ongoing operations of the entity as a result of the disposal of operations and the Company has severed all involvement in the operations of the restaurants.

The following is a summary of the condensed results of the discontinued operations for the twelve months ending December 31, 2006:

Sales	$ 636,940
Cost of goods sold	163,836
Gross margin	473,104
Operating/Interest expense	484,620
(Loss)discontinued operations	$ (11,516)

NOTE 7:

COMMITMENTS & CONTINGENCIES

On January 9, 2006 the Company entered into a lease at 3160 Danville Blvd. Suite A, Alamo, CA consisting of 4,500 square feet for a restaurant.  The duration of the lease is 10 years with a renewable option for 5 more years. The monthly rent on the space is $8,500 plus taxes and common area charges.  Monthly rental may be adjusted on an annual basis. On August 1, 2006, the Company assigned the lease to a non-affliliated third party and terminated the original lease, relieving the Company of any future obligation.

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant in Roman CA. The duration of the lease is 10 years. On August 1, 2006 the Company discontinued its operations in the restaurant business.  As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non affiliated party will assume all its payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company.

Then following is a schedule by year of the future minimum rental payments required under operating leases that have on-cancelable lease terms in excess of one year as of December 31, 2006:

2007	$66,258
2008	68,274
2009	70,296
2010	72,396
2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$ 694,290

NOTE 8:

LONG TERM DEBT

On July 16, 2006 the Company signed a Mortgage Modification Agreement with the lender on the building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was adjusted to 5.25% per annum and the prepayment penalty has been removed. If the note is paid in full by February 16, 2007 the note will be reduced by $100,000. In addition the interest rate was reduced to 5.25% and a late fee penalty of 5% was added on all payment later than 10 days. The prepayment penalty of  $50,000 was eliminated.

Long term debt is payable as follows:

2007	8,544
2008	9,000
2009	9,482
2010	9,995
2011	10,531
Thereafter	541,612
$ 589,164

NOTE 9:

PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2006 consist of the following:

Building	$ 600,000
Vehicles	53,307
653,307
Less accumulated depreciation and amortization	(39,132)
$ 614,175

         Depreciation expense for the years ended December 31, 2006 and 2005 was $32,042 and $7,090, respectively.

NOTE 10:

 INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $11,333,000 which expire in varying amounts between 2007 and 2026.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $4,185,671 and $3,869,189 at December 31, 2006 and 2005, respectively were offset in full by a valuation allowance

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

	As of December 31, 2006	As of December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	3,966,822	3,869,189
Stock based compensation	218,849	--

Total deferred tax assets	4,185,671	3,869,189

Net deferred tax assets before valuation allowance	4,185,671	3,869,189
Less: Valuation allowance	(4,185,671)	(3,869,189)
Net deferred tax assets	--	--

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2006	As of December 31, 2005
Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(6.0%)	(6.0%)
Change in valuation allowance on deferred tax assets	41.0%	41.0%
Effective tax rate	0.0%	0.0%

NOTE 12:

DEVELOPMENT COST

The Company is developing an under sea resort and ship for the recreational use by con summers.  The concept is in development stage.  The concept is in development stage or as better defined as the “preacquisition phase”. While the Company had expensed the development costs through the fiscal year December 2005 while in preliminary phase, the Company elected to capitalize the cost in the fiscal year ending December 2006 forward in accordance with the preacquisition guidance under statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.

All common costs are allocated to each residential unit benefited and is based on the relative fair value before construction.  Construction costs will be allocated to each residential unit on the basis of relative sales value of the unit. It is anticipated that the preacquisition phase will be completed during the fiscal year ended December 31, 2007 at which time construction is expected to commence. Once the construction phase has been completed and the residential units are available for sale , the Company will allocate all capitalized costs to each residential unit and expense them upon the sale of the residential units.

NOTE 13:

SUBSEQUENT EVENT

On February 4, 2007 the Company entered into an agreement to acquire all the outstanding shares of Trinetics, Inc a manufacture of plastic welding and fabrication equipment to the specifics of the customer.  Under the terms of the agreement, the Company will issue 100,000,000 shares of common stock plus $650,000 cash for all of the outstanding shares of Trinetics. In addition the shareholders of Trinetics will receive 50,000 shares of the Company each year for the nest 20 years.  The shareholders of Trinetics have the right to return the shares to the Company and revert to ownership of Trinetics through December 31, 2008.

EXHIBIT INDEX

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).