Form 10-Q
period 2007-03-31
CALA CORP
filed 2007-10-01
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2007

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

                   (321) 383.8077
             (Companys Telephone Number)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes X  No

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of September 15, 2007, the Company had 286,868,847 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one), Yes   No  X



	                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION							 PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF
         MARCH 31, 2007(UNAUDITED)	                                          3

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2007 AND MARCH 31, 2006(UNAUDITED)	                          4

         STATEMENTS OF CASH FLOWS
         FOR THREE MONTHS ENDED
	 MARCH 31, 2007 AND MARCH 31, 2006 (UNADUITED)	                          5

	 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	                          6

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS	                         13

ITEM 3.  CONTROLS AND PROCEDURES	                                         19

PART II  OTHER INFORMATION

	 ITEM 1.  LEGAL PROCEEDINGS	                                        20

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                                20

	 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               20

	 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS	                                        20

	 ITEM 5.  OTHER INFORMATION	                                        21

	 ITEM 6.  EXHIBITS	                                                21

        SIGNATURE	                                                        22







                                   CALA CORPORATION.
                              CONDENSED BALANCE SHEET
                                    (Unaudited)


                                       ASSETS
			                                        MARCH 31,2007
Current assets
	Cash	                                              $     29,740
                                                                    ------
	 Total current assets	                                    29,740


Fixed assets, net	                                           751,619
                                                                   =======

Other assets
	Development costs	                                   422,205



Total assets	                                             $   1,203,564
                                                                 =========


LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
	Accounts payable and accrued liabilities	     $      15,751
	Accounts payable and accrued liabilities  related party	    49,205
	Note payable, net of accrued interest of $1,512	           100,000
	Mortgage on building - current portion	                     8,653
                                                                     -----
		Total current liabilities	                   173,609


Long-term liabilities
	Mortgage on building  longterm portion	                   578,417
                                                                   -------
		Total longterm liabilities	                   578,417
                                                                   -------

Total liabilities	                                           752,026


Stockholders equity	                                                -
	Common stock
	 $0.005 par value; 400,000,000 shares authorized
	     272,101,980 shares issued and outstanding	          1,360,509
	Paid in Capital	                                         11,466,129
        Prepaid share based compensation                           (300,000)
	Accumulated deficit	                                (12,023,984)
	Stock subscription receivable	                            (50,000)
	Treasury stock- 23,200 shares	                             (1,116)
                                                                      -----
		Total stockholders equity	                    451,538
                                                                    -------

Total liabilities and stockholders equity	           $      1,203,564
                                                                  =========



        The accompanying notes are an integral part of theses condensed financial statements






                             CALA CORPORATION.
                   CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

				                    For Three Months Ended March 31,
				                           2007		  2006

Revenue		                                       $      -         $      -

Operating expenses
	Genreral and administrative expense             130,745           100,690
	Depreciation		                          6,111             8,583
                                                          -----             -----
		Total operating expenses		136,856 	  109,273


	Loss from operations		               (136,856)	 (109,273)

Other income (expense)
	Interest expense		                 (9,237)	  (11,818)
	Other income		                         10,510 	   10,653
	Impairment loss		                         (1,612)	        -
                                                          -----            ------
		Total other income (expense)		   (339)	   (1,165)

	Loss from continuing operations		       (137,195)         (110,438)

	Loss from discontinued                                -            (1,067)
                                                         ------             -----

	Net                                           $(137,195)         $(111,505)
                                                        =======            =======

	Earnings per share:
	Loss from continuing operations		      $  (0.00)         $  (0.00)
                                                       ========           =========
	Loss from discontinued operations	      $       -          $  (0.00)
                                                       ========           ==========
	Net loss		                      $  (0.00)         $  (0.00)
                                                       ========           =========
	Weighted average common shares		    263,740,313         193,053,603
                                                    ===========         ===========




                    The accompanying notes are an integral part of these
                            condensed financial statements




                          CALA CORPORATION.
                CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)



				                      For Three Months Ended March 31,
				                           2007		    2006

CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss	                             $  (137,195)       $ (111,505)
	Less: loss from discontinued operations	               -            (1,067)
                                                              --             -----
		Loss from continuing operations	        (137,195)	  (110,438)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities,
       Depreciation	                                   6,111             8,583
       Stock issued for services	                 102,000              (900)
       Impairment loss	                                   1,612 	         -
Changes in operating assets and liabilities,
       Accounts payable and accrued liabilities	          (8,877)           (7,582)
       Accounts payable and accrued liabilities
        related party	                                  (27,750)              -
	Non-current asset	                                -           (1,434)
                                                               --            -----
	Net cash used in operating activities
        of continuing operations	                  (64,099)	  (111,771)

CASH FLOW FROM INVESTING ACTIVITIES
	Cash used on development costs	                  (50,000)	         -
                                                           ------               --
	Net cash used by investing activities
        of continuing operations	                  (50,000)		 -

CASH FLOW FROM FINANCING ACTIVITIES
	Payments on mortgage on building	           (2,094)	    (3,243)
	Common stock issued for cash	                   45,000          106,500
	Proceeds from note payable	                   60,000 	         -
	Proceeds from insurance	                            4,834                -
                                                            -----               --
	 Net cash provided by financing activities
          of continuing operations	                  107,740          103,257
                                                          -------          -------

NET CHANGE IN CASH FROM CONTINUING OPERATIONS	           (6,359)	    (8,514)

NET CHANGE IN CASH FROM DISCONTINUED OPERATIONS	                - 	    (1,767)
                                                               --            -----

NET CHANGE IN CASH	                                    (6,359)	   (10,281)

CASH AT BEGINNING OF PERIOD	                            36,099          62,046
                                                            ------          ------

CASH AT END OF PERIOD	                                  $ 29,740 	  $ 51,765
                                                            ======          ======

SUPPLEMENTAL INFORMATION:
	Interest paid	                                  $  7,724        $      -
                                                           =======         ========
	Income taxes paid	                          $      -        $      -
                                                           =======         ========




                    The accompanying notes are an integral part to these
                                      financial statements






                                CALA CORPORATION.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1, DESCRIPTION OF BUSINESS

Cala Corporation, (formerly Magnolia Foods, Inc.), (the Company) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Companys sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company is in the development stage of building an UnderSea Resort and Casino.

NOTE 2,SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. Basis of Presentation The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Item
310 (b) of Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10KSB for the year ended December 31, 2006.
Certain amounts in the condensed financial statements for the three months ended March 31, 2007 have been reclassified to conform to the current period presentation, the most significant of which was discontinued operations as disclosed within Note 6 to the condensed financial statements.

B.Cash and cash equivalents The Company considers all shortterm, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C.Loss per share Net loss per share is provided in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128 Earnings Per Share. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2007, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D.Estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E.Policy in Regards to Issuance of Common Stock in a Non Cash
Transaction   The Companys accounting policy for issuing shares
in a non cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

F.Shares Returned to Treasury During 2005, 23,200 shares were repurchased to Treasury for $116. During 2006, 33,333 sdhares were repurchased to treasury for $1,000.

G.Revenue Recognition The income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue is recognized when it is received from the tenants and in accordance with the basic principle of Financial Accounting Concept No. 5 (SFAC No.5) and SAB104.

H.Property and Equipment Property and equipment consisting of improvements, equipment and furniture and fixtures are recorded at cost and are depreciated using the straight line method over the useful estimated life. Expenditures for maintenance and repairs are charged to earnings as incurred, additions, renewals, and betterments are capitalized.
When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of estimated useful lives is as follows,

      Description                         Useful life
       Vehicles			             5 years
       Building                       10 to  40 years

H.The SEC has issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a companys financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrants most critical accounting policies include the use of estimates in the preparation of financial statements.
The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
On an ongoing basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company accounts for the underSea Resort and ship development costs in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The Company reviews its long lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.Recoverability of assets to be held and used in measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

NOTE 3,  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of
Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109
(SFAS 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprises financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the quarter ended March 31, 2007. The Companys federal tax returns are potentially open to examinations for fiscal years 2003 through 2006.


In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

NOTE 4,  GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of $12,023,984 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Companys ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Companys plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5,  RELATED PARTY TRANSACTIONS

In January 2006 an officer of the Company returned 300,000 shares of common stock and received $ 15,000 in cash. The shares were cancelled.

During February 2007, the Company issued 15,000,000 shares of common stock to the Chief Executive Officer in exchange for compensation with a value of $300,000. During February 2007, the Company issued 5,000,000 shares of common stock to an officer of the company for consulting services provided to the Company with a value of $100,000. The stocks issued were recorded using the fair market value of the services provided. The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item E.

NOTE 6, DISCONTINUED OPERATIONS

On August 1, 2006 the Company assigned the lease at 3160
Danville Blvd., Suite A, Alamo, CA. to a non-affiliated third party. The lease held by the Company was terminated and the operations of the restaurant were discontinued.

On August 1, 2006 the Company subleased its location at 500
Bollinger Canyon Way, Suite A-17 through an assignment of its lease and discontinued the operations of the restaurant. The Company continues to be liable for the primary lease until the lease expires. (See NOTE 7: Commitments and Contingencies).

In discontinuing the operations of both restaurants, no tangible physical assets were assumed or relinquished in association with the transaction.

In accordance with the Statement of Financial Accounting Standards
No. 144 (SFAS-144) and EITF Abstract No. 03-13, we applied the conditions in paragraphs 42 and 43 of the FASB Statement No. 144 in determining whether to report discontinued operations.
The Company eliminated the operations and cash flow of the restaurants from the ongoing operations of the entity as a result of the disposal of operations and the Company has severed all involvement in the operations of the restaurants.
In accordance with the Statement of Financial Accounting Standards No. 144 (SFAS144) and EITF Abstract No. 03-13, we applied the conditions in paragraphs 42 & 43 of the FASB Statement No. 144 in determining whether to report discontinued operations. The Company eliminated the operations and cash flow of the restaurants from the ongoing operations of the entity as a result of the disposal of operations and the Company has severed all involvement in the operations of the restaurants. The following is a summary of the condensed results of the discontinued operations for the three months ending March 31, 2006,

          Sales                        $  298,950
          Cost of goods sold               99,792
                                           ------
          Gross  margin                   199,158
          Operating/Interest expense      200,225
                                          -------
         (Loss) discontinued operations $( 1,067)
                                          ======



NOTE 7, COMMITMENTS & CONTINGENCIES

On January 9, 2006 the Company entered into a lease at 3160
Danville Blvd. Suite A, Alamo, CA consisting of 4,500 square feet for a restaurant. The duration of the lease is 10 years with a renewable option for 5 more years. The monthly rent on the space is $ 8,500 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis. On August 1, 2006, the Company assigned the lease to a non-affiliated third party and terminated the original lease, relieving the Company of any future obligation.

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant in Roman, CA.
The duration of the lease is 10 years. On August 1, 2006 the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sublease basis. The Company is still fully obligated to the terms of this lease. However, the nonaffiliated party will assume all its payments. Under the terms of the agreement, the sub-lessee pays the monthly lease payment of $ 5,400 for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The following is a schedule by year of the future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of March 31, 2007

                          Fiscal Year

      2007    9 months		         $49,693
      2008				  68,274
      2009				  70,296
      2010				  72,396
      2011				  74,574
      Thereafter		         342,492
                                         -------
                     Total             $ 677,725
                                         =======


NOTE 8	LONG TERM DEBT

On July 16, 2006 the Company signed a Mortgage Modification Agreement with the lender on the building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was reduced to 5.25 percent per annum and the prepayment penalty removed. If the note is paid in full by February 16, 2007 the note will be reduced by $ 100,000. The payment was not made by the required date so the note reduction did not take effect. In addition a late fee penalty of 5 percent was added on all payment later than 10 days. The prepayment penalty of $ 50,000 was eliminated.




Long term debt is payable as follows

		                   Fiscal Year
		2007, nine months		       6,447
		2008				       9,000
		2009				       9,482
   		2010                                   9,995
    		2011                                  10,531
     		Thereafter			     541,615
                                                     -------
					          $  587,070
                                                     =======


NOTE 9  FIXED ASSETS

Fixed Assets at March 31, 2007 consist of the following

           Building                        $ 600,000
           Land			             150,000
           Vehicles                           45,307
                                              ------
                                             645,307
           Less accumulated depreciation     (43,688)
                                              ------
                                           $ 751,619
                                             =======

Depreciation expense for the three months ended March 31, 2007 and 2006 was $6,111 and $8,583 respectively.

For the three months ended March 31, 2007, the Company incurred an impairment loss on a vehicle.  The loss was treated as follows
	    Original value	                $ 8,000
	    Less accumulated depreciation        (1,554)
	    Less insurance payment on loss       (4,834)
                                                  -----
            Impairment loss                       1,612


NOTE 10 - INCOME TAXES

As of March 31, 2007, the Companys federal net operating loss carryforwards were approximately $11,368,000. The Company had a provision for (benefit from) income taxes of $0 and $0 for the three monthsended March 31, 2007.



NOTE 11  DEVELOPMENT COST

The Company is developing an under sea resort and ship for the recreational use by con- summers. The concept is in development stage or as better defined as the preacquisition phase. While the Company had expensed the development costs through the fiscal year ending December 2005 while in preliminary phase, the Company elected to capitalize the cost forward in accordance with the preacquisition guidance under statement of Financial Accounting Standard No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

All common costs are allocated to each residential unit benefited and is based on the relative fair value before construction. Construction costs will be allocated to each residential unit on the basis of relative sales value of the unit. It is anticipated that the preacquisition phase will be completed during the fiscal year ended December 31, 2007, at which time construction is expected to commence. Once the construction phase has been completed and the residential units are available for sale, the Company will allocate all capitalized costs to each residential unit and expense them upon the sale of the residential units.
The Company has to date incurred the following development costs

     Design payments to ship yards                   $372,205
     Engineering of glass design                       25,000
     Consulting fees to administrator                  25,000
                                                       ------
        Total Development Costs                      $422,205









NOTE 12 MERGER AGREEMENT

On February 5, 2007 the Company signed an agreement to purchase Trinetics, Inc. Under the terms of the agreement the Company issued 100,000,000 shares of common stock with a value of $ 3,000,000. On September 21, 2007 the Company filed a 8K postponing the closing of the merger agreement. The Company has not included the 100,000,000 shares related to the merger agreement in the issued and outstanding shares as of March 31, 2007 since the merger agreement has not been closed and due consideration has not been received for such issuances.

NOTE 13 SUBSEQUENT EVENT

The Company is in receipt of a letter from the Securities and Exchange Commission dated August 10, 2007. The letter pointed to certain deficiencies in the 10KSB that was filed for the year ending December 31, 2006. The Company is in the process of responding to the letter and intends to file an amended copy of the 10KSB for the year end December 31, 2006.

Subsequent to the quarter ended March 31, 2007, the Company has issued a total of 14,633,333 shares of restricted common stock with a value of $ 291,000; of which 6,250,000 shares were issued for service with a value of $ 185,000, 5,000,000 shares were issued for loan repayment with a value of $ 40,000 and 3,383,333 shares were issued for cash with a value of $66,000.

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

Overview.

The company is in the planning and development stage of building the first UnderSea Resort & Casino, the first
Undersea Residence, and the first Residence Fractional
Ownership. The development will be the residence and the fractional ownership, and the project will be financed from preselling individual units. The Company estimates that the average resort and casino including 50,000 square feet world class Spa by Pevonia and a 200,000 square feet convention center. The development should generate approximately $600 million while the total development cost should run around $460 million. The company is in discussions with leaders in the hospitality, gambling, Spa and Convention industry to explore the possibility of a partnership or contractual arrangement with the Company. The undersea resort ships have the ocean available without the limitations of land. In addition, several locations are going to be three miles offshore of Florida coast because its consider international water which mean tax free. The company feels strongly that as soon as the first ship has been sold the competion will be killed due to the undersea experience where guests will have the direct contact with white sharks and 80 feet whales including million of sealife habitat.

The company is in the final stage with the Governemnt of The Republic of Malta regarding either taking over the management of Marsa shipyard or to have the current management to build our ships. The Government of Malta sent His Excellency John Lowell Ambassador of Malta to visit our Headquarter office to discuss in details the transactions. The company will be able to give a full report regarding the Marsa shipyard outcome on the second financial quarter.

The Company also intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity and fits within the objectives of the Company and its business development.
The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders approval will not be sought.

Along with the development of the Undersea Resort and Casino, the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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

Results of Operations.

(a) Revenues.

The Company reported no revenues for the three months ended March 31, 2007. and no revenue for the three months ended March 31, 2006. The Company does receive rental income from the building it owns and this revenue is classified as Other Income.

(b) Selling, General, and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $130,745 for the three months ended March 31, 2007 as compared to $100,690 for the three months ended March 31, 2006 representing an increase of $30,055. This increase is due primarily to the increase in expenses for consulting services and operations.

(c) Depreciation and Amortization.

Depreciation and amortization for the three months ended
March 31, 2007 was $6,111 and 8,583 in the three months ended March 31, 2006. The depreciation is attributable to the building and vehicles owned by the Company and are lower in the period ending March 31, 2007 due to the impairment of a vehicle during the quarter reducing the depreciation.

(d)  Interest Expense.

The Company incurred interest charges $9,237 in the three months ended March 31, 2007, compared with $11,818 in the three months ended March 31, 2006. The interest expense difference in the quarter ended March 31, 2006 is the result higher interest on the mortgage on the building that was rewritten in July 2006 resulting in decreased interest charges.

(e) Net Operating Loss Carryforward.

At March 31, 2006, the Company had available net operating loss carryforwards of approximately $11.4 million that may provide future tax benefits expiring beginning in June of 2007, this compares with net operating loss carryforwards of approximately $ 11.1 million at March 31, 2006.

(f) Net Loss.

The Company reported a net loss of $137,195 for the three months ended March 31, 2006 as compared to a net loss of $111,505 for the three months ended March 31, 2006. The higher loss was attributable to increased general and administrative costs during the period ending March 31, 2007.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Companys operating results include:

market acceptance of and changes in demand for products and services, a small number of customers account for, and may in future periods account for, substantial portions of the Companys revenue, and revenue could decline because of delays of customer orders or the failure to retain customers gain or loss of clients or strategic relationships, announcement or introduction of new services and products by the Company or by its competitors,price competition, the ability to upgrade and develop systems and infrastructure to accommodate growth,the ability to introduce and market products and services in accordance with market demand, changes in governmental regulation,and reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Companys success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Companys senior management, including the companys chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the companys business and prospects.

Operating Activities.

The net cash used in operating activities was $ 64,099 for the three months ended March 31, 2007 compared to net cash used of $111,771 for the three months ended March 31, 2006.
This decrease is due primarily to the issuance of stock for services of $102,000 for the three months ended
March 31, 2007.



Investing Activities.

Net cash used in investing activities was $ 50,000 for the three months period ending March 31, 2007 and zero for the same period ending March 31, 2006. The cash used in investing activities for the period ending March 31, 2007 was attributed to the construction in progress and development of the Undersea Resort and Casino.

Financing Activities.

Net cash provided by financing activities was $110,740 for the three months period ending March 31, 2007 and $ 103,257 for the same period ending March 31, 2006. Financing activities for the period ending March 31, 2007 were slightly higher due to a combination of stock sales and note issued totaling
$ 108,000 in the period ended March 31, 2007 verses stock sales of $ 106,500 in the period ended March 31, 2006.
..
Liquidity and Capital Resources.

As of March 31, 2007, the Company had total current assets of $ 29,740 and total current liabilities of $173,609, resulting in net working capital deficit of $ 143,869.
During the three months ended March 31, 2007 and 2006, the Company incurred losses of $ 137,195 and $111,505, respectively. The Company had an accumulated deficit of $12,023,984 as of March 31, 2007. These factors raise substantial doubt as to the Companys ability to continue as a going concern. In fact, the Companys independent accountants audit report included in the Form 10KSB for the year ended December 31, 2006 includes a substantial doubt paragraph regarding the Companys ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longerterm basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to curtail operations significantly

sell significant assets

seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of the Company.

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

Critical Accounting Policies.

The Securities and Exchange Commission (SEC) has issued Financial Reporting Release No. 60, Cautionary
Advice Regarding Disclosure About Critical Accounting
Policies (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a companys financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Companys most critical accounting policies include,
(a) use of estimates in the preparation of financial statements, (b) noncash compensation arrangements, and (c) revenue recognition. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a) Use of Estimates in the Preparation of Financial
Statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b) StockBased Compensation Arrangements.

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

Forward Looking Statements.

Information in this Form 10-QSB contains forward looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule
3b 6 of the Securities Act of 1934, as amended.
When used in this Form 10-QSB, the words expects, anticipates, believes, plans, will and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under Factors That May Affect
Our Results. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY.

The Company made the following sales of unregistered (restricted) securities during the period ending March 31, 2007
          (a) On January 12, 2007, the Company sold a total of 1,500,000 shares of common stock to two individuals for cash. These shares were valued at a total of $20,000 ($0.01 to 0.02 per share).
          (b) On February 26, 2007, the Company issued a total of 1,250,000 shares of common stock to three individuals for cash for a total value of $25,000 ($0.02 per share).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On September 24, 2007 the Company filed a 8K voiding the merger agreement betweent the Company and Trinetics, Inc.

ITEM 6.  EXHIBITS.

31  Rule 13a 14(a)/15d-14(a) Certification of Joseph Cala.

32  Section 1350 Certification of Joseph Cala.









SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.


Dated: October 1, 2007		  By: /s/ Joseph Cala
		                        Joseph Cala, President
	             Principal Executive Officer and Chief Financial Officer



RULE 13a 14(a)/15d 14(a) CERTIFICATION

I, Joseph Cala, certify that,

1. I have reviewed this quarterly report on Form 10-QSB of Cala Corporation,

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report,

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report,

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e) (omitted pursuant to extended compliance period] for the small business issuer and have)

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

(c) Evaluated the effectiveness of the small business issuers disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuers internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuers fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting, and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuers auditors and the audit committee of the small business issuers board of directors (or persons performing the equivalent functions),

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuers ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuers internal control over financial reporting.


Dated: October 1, 2007		/s/ Joseph Cala
                                           Joseph Cala,
   Principal Executive Officer and Principal Financial Officer



SECTION 1350 CERTIFICATION

 In connection with the quarterly report of Cala Corporation. (Company) on Form 10QSB for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission (Report), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge,

1.The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, and

2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 1, 2007		/s/ Joseph Cala
                                           Joseph Cala,
     Principal Executive Officer and Principal Financial Officer