Form 10-Q
period 2007-06-30
CALA CORP
filed 2007-10-01
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549
                      FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD FROM ______________
TO ______________


           COMMISSION FILE NUMBER: 01 15109


                  CALA CORPORATION
 Exact Name of Company as Specified in Its Charter)

       Oklahoma                     73-1251800
(State or Other Jurisdiction of   (I.R.S. Employer
               or Organization)    Identification No.)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b2 of the Exchange Act).
Yes [] No [X]

As of September 27, 2007, the Company had 286,868,647 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format
(check one): Yes No X


                         TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION	                              PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF
         JUNE 30, 2007(UNAUDITED)	                         3

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         JUNE 30, 2007 AND JUNE 30, 2006 (UNAUDITED)	         4

         STATEMENTS OF CASH FLOWS
         FOR THREE MONTHS ENDED
	 JUNE 30, 2007 AND JUNE 30, 2006 (UNADUITED)	         5

	 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	         6

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS	        13

ITEM 3.  CONTROLS AND PROCEDURES	                        18

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS	                                19

ITEM 2.  UNREGISTERED SALES OF EQUITY
         SECURITIES AND USE OF PROCEEDS	                        20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	                20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS	                                20

ITEM 5.  OTHER INFORMATION	                                20

ITEM 6.  EXHIBITS	                                        20

SIGNATURE	                                             21-24







                          CORPORATION.
                   CONDENSED BALANCE SHEET
                         (Unaudited)

                            ASSETS
			                           JUNE 30, 2007
Current assets
	Cash	                                  $        -
                                                          --
	  Total current assets	                           -

Fixed assets, net	                             745,507

Other assets
       Development costs	                     495,205

Total assets	                                  $1,240,712
                                                   =========

	   LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
       Bank Overdraft	                          $   7,366
       Accounts payable and accrued liabilities	     34,004
       Accounts payable and accrued liabilities
       related party	                             27,787
       Note payable, net of accrued
       interest of $3,063	                     60,000
       Line of credit	                             15,580
       Mortgage on building current portion	      8,767
                                                      -----
	   Total current liabilities	            153,504

Long-term liabilities
      Mortgage on building long-term portion	    575,465
                                                    ------
	   Total long-term liabilities	            575,465
                                                    -------

Total liabilities	                            728,969

Stockholders equity	                                  -
	Common stock
	  $0.005 par value; 400,000,000
           shares authorized
           279,485,313 shares issued and
           outstanding	                           1,397,426
	Paidin Capital	                          11,525,212
	Prepaid share based compensation	    (200,000)
	Accumulated deficit	                 (12,159,779)
	Stock subscription receivable	             (50,000)
	Treasury stock  23,200 shares	              (1,116)
                                                       -----
	   Total stockholders equity	              511,743
			                              -------
Total liabilities and stockholders equity	 $  1,240,712
                                                    =========


             The accompanying notes are  integral part of
                      condensed financial statements







                    CALA CORPORATION.
          CONDENSED STATEMENTS OF OPERATIONS
                       (Unaudited)

			                   For Three Months Ended June 30,  For Six Months Ended June 30,
				                 2007		2006	     2007	       2006
Revenue		                           $       -   	$          -    $      -             $      -

Operating expenses
   Genreral and administrative expense	     131,426 	     169,017      262,170              277,304
   Depreciation		                       6,111 	       7,622       12,222               15,243
                                               -----          -----        ------               ------
Total operating expenses		     137,537         176,639      274,392 	       292,547

Loss from operations		            (137,537)       (176,639)    (274,392)	      (292,547)

Other income (expense):
    Interest expense		             (11,809)	     (7,972)      (21,047)	       (19,790)
    Other income		              13,551 	      8,221 	   24,061 	        18,873
    Impairment loss		                  -   		 -        (1,612)	             -
                                                 --             --         -----                    --
Total other income (expense)		      1,742 		249        1,402 		  (917)

     Loss from continuing operations       (135,795)	    (176,390)   (272,990)	      (293,464)

     Loss from discontinued operations		  -          (35,557)	       -   	       (38,625)
                                                 --           ------          --                ------
Net loss		              $    (135,795)     $  (211,947) $ (272,990)           $ (332,089)
                                            =======          =======     =======               =======

Earnings per share:
      Loss from continuing
      operations		      $       (0.00)     $     (0.00)$    (0.00)         $     (0.00)
                                               ====             ====       ====                 ====
      Loss from discontinued operations		 -   	       (0.00)        -   	       (0.00)
                                                --              ----        --                  ----
	Net loss		     $       (0.00)     $      (0.00)	$(0.00)          $     (0.00)
                                              ----              ----     ----                   ----
	Weighted average common shares	 278,155,460      197,237,034 270,987,707          195,175,463
                                         ===========      =========== ===========          ===========


           The accompanying notes are an integral part to these condensed financial statements




                                      CALA CORPORATION.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                 		For Six Months Ended June 30,
				                                                2007		          2006

CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss	                                                   $  (272,990)		    $  (332,090)
	Less, loss from discontinued operations	                                     - 		        (38,625)
                                                                                    --                   ------
		Loss from continuing operations	                              (272,990)		       (293,465)
	Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities,
		Depreciation	                                                12,222                    15,243
		Stock issued for services	                               232,000 		               -
		Impairment loss	                                                 1,612 	                       -
	Changes in operating assets and liabilities,
		Bank overdraft	                                                 7,366 	                  26,615
		Accounts payable and accrued liabilities	                 9,377 		          (1,133)
		Accounts payable and accrued liabilities related party	       (49,168)		          14,193
		Non current asset	                                             - 		              -
		Stock payable	                                                     -                   130,770
                                                                                    --                   -------
	Net cash used in operating activities of continuing operations	       (59,581)		        (107,777)

CASH FLOW FROM INVESTING ACTIVITIES
	Cash used on development costs	                                      (123,000)                       -
	Non current asset	                                                     - 		         (1,434)
                                                                                    --                    -----
	Net cash used by investing activities of continuing operations	      (123,000)		         (1,434)

CASH FLOW FROM FINANCING ACTIVITIES
	Payments on mortgage on building	                                 (4,932)		 (5,312)
	Common stock issued for cash	                                         71,000 	         91,102
	Proceeds from line of credit	                                         15,580                       -
	Proceeds from note payable	                                         60,000                       -
	Proceeds from insurance	                                                  4,834 		      -
                                                                                  -----                      --
	 Net cash provided by financing activities of continuing operations	146,482 	          85,790
                                                                                -------                   ------

NET CHANGE IN CASH FROM CONTINUING OPERATIONS	                                (36,099)		 (23,421)

NET CHANGE IN CASH FROM DISCONTINUED OPERATIONS	                                     - 		         (38,625)
                                                                                    --                    ------

NET CHANGE IN CASH	                                                        (36,099)		 (62,046)

CASH AT BEGINNING OF PERIOD	                                                 36,099                   62,046

CASH AT END OF PERIOD	                                                    $         - 	   $           -
                                                                                     ==                       ==

SUPPLEMENTAL INFORMATION,
	Interest paid	                                                    $    15,420            $           -
                                                                                 ======                       ==
	Income taxes paid	                                            $         -            $           -
                                                                                     ==                       ==


              The  accompanying notes are an integral part
                to these condensed financial statements





CALA CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Cala Corporation , (formerly Magnolia Foods, Inc.),
(the Company) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Companys sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company is in the development stage of building an undersea resort and casino.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Presentation. The accompanying
condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Item 310 (b) of Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our
 Annual Report on Form 10KSB for the year ended December
31, 2006. Certain amounts in the condensed financial statements for the six months ended June 30, 2007 have been reclassified to conform to the current period presentation, the most significant of which was discontinued operations as disclosed within Note 6 to the condensed financial statements.

B. Cash and cash equivalents. The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share. Net loss per share is provided in accordance with Statement of Financial Accounting
Standards No. 128 Earnings Per Share. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of June 30, 2007, the Company had no issuable shares qualified as dilutive.
Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D. Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E. Policy in Regards to Issuance of Common Stock in a
Non Cash Transaction. The companys accounting policy for issuing shares in a non cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

F. Shares Returned to Treasury.During 2005, 23,200 shares were repurchased to Treasury for $116. During
2006, 33,333 sdhares were repurchased to treasury for $1,000.

G. Revenue Recognition. The income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue is recognized when it is received from the tenants and in accordance with the basic principal of Financial Accounting Concept No. 5 (SFAC No.5) and SAB-104.

H. Property and Equipment. Property and equipment consisting of improvements, equipment and furniture and fixtures are recorded at cost and are depreciated using the straightline method over the useful estimated life. Expenditures for maintenance and repairs are charged to earnings as incurred, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of estimated useful lives is as follows.

        Description                  Useful life
         Vehicles		       5 years
         Building                  10-40 years


I. The SEC has issued Financial Reporting Release
No. 60, Cautionary Advice Regarding Disclosure About
Critical Accounting Policies (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.
In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a companys financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrants most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS

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

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48),
Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards
No. 109 (SFAS 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprises financial statements. Specifically, FIN
No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.
To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the six months ended June 30, 2007.
The Companys federal tax returns are potentially open to examinations for fiscal years 2003 through 2006.

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

NOTE 4 GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
The Company has a deficit of approximately
$12,159,779 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Companys ability to continue as a going concern.
The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5  RELATED PARTY TRANSACTIONS

In January 2006 an officer of the Company returned 300,000 shares of common stock and received $ 15,000 in cash. The shares were cancelled.

During April 2007 the Company issued 600,000 shares of common stock to an officer for consulting services provided to the Company with a value of $18,000.
The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item F.

NOTE 6  DISCONTINUED OPERATIONS

On August 1, 2006 the Company assigned the lease at 3160 Danville Blvd., Suite A, Alamo, CA. to a nonaffiliated third party. The lease held by the Company was terminated and the operations of the restaurant were discontinued.

On August 1, 2006 the Company subleased their location at 500 Bollinger Canyon Way, Suite A17 through an assignment of its lease and discontinued the operations of the restaurant. The Company continues to be liable for the primary lease until the lease expires. (See NOTE 7
Commitments and Contingencies).

In discontinuing the operations of both restaurants, no tangible physical assets were assumed or relinquished in association with the transaction.

In accordance with the Statement of Financial
Accounting Standards No. 144 (SFAS144) and EITF Abstract
No. 03 13, we applied the conditions in paragraphs
42 and 43 of the FASB Statement No. 144 in determining whether to report discontinued operations. The Company eliminated the operations and cash flow of the restaurants from the ongoing operations of the entity as a result of the disposal of operations and the Company has severed all involvement in the operations of the restaurants.

The following is a summary of the condensed results of the discontinued operations for the six months ending
June 30, 2006.

     Sales                               $  525,059
     Cost of goods sold                     153,480
     Gross  margin                          371,579
     Operating/Interest expense             410,204
                                           --------
     (Loss) discontinued operations      $  (38,625)





NOTE 7  COMMITMENTS & CONTINGENCIES

On January 9, 2006 the Company entered into a lease at 3160 Danville Blvd. Suite A, Alamo, CA consisting of 4,500 square feet for a restaurant.
The duration of the lease is 10 years with a renewable option for 5 more years. The monthly rent on the space is $ 8,500 plus taxes and common area charges.
Monthly rental may be adjusted on an annual basis.
On August 1, 2006, the Company assigned the lease to a nonaffiliated third party and terminated the original lease, relieving the Company of any future obligation.

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant in Roman, CA. The duration of the lease is 10 years. On August 1, 2006 the Company discontinued its operations in the restaurant business.
As a result, the Company assigned the lease to a nonaffiliated third party on a sub-lease basis.
The Company is still fully obligated to the terms of this lease. However, the nonaffiliated party will assume all its payments. Under the terms of the agreement, the sublessee pays the monthly lease payments of $ 5,400 for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The following is a schedule by year of the future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2007.

              Fiscal Year

      2007  six months		$32,129
      2008		         68,274
      2009		         70,296
      2010			 72,396
      2011		         74,574
      Thereafter		342,492
                                -------
           Total              $ 660,161

NOTE 8  LONG TERM DEBT

On July 16, 2006 the Company signed a Mortgage
Modification Agreement with the lender on the building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was reduced to 5.25percent per annum and the prepayment penalty was removed. If the note is paid in full by February 16, 2007 the note will be reduced by $ 100,000. The note was not paid in full by the required date so the note reduction did not take effect. In addition a late fee penalty of 5percent was added on all payment later than 10 days. The prepayment penalty of $ 50,000 was eliminated.

Long term debt is payable as follows.

              Fiscal year
 2007 six months	  4,329
 2008		          9,000
 2009		          9,482
 2010                     9,995
 2011                    10,531
 Thereafter	        540,895
                        -------
		    $   584,232

NOTE 9  FIXED ASSETS

Property and equipment at June 30, 2007 consist of the following.

   Building                   $ 600,000
   Land			        150,000
   Vehicles                      45,307
                                 ------
                                795,307
Less accumulated depreciation	(49,800)
                                 ------
                              $ 745,507
                                =======

Depreciation expense for the six months ended June
30, 2007 and 2006 was $12,222 and $15,243,
respectively.

For the six months period ending June 30, 2007 the Company incurred an impairment loss on a vehicle. The loss was treated as follows,

  Original value		        $ 8,000
  Less accumulated depreciation          (1,554)
  Less insurance payment on loss         (4,834)
  Impairment loss                         1,612

NOTE 10  INCOME TAXES

As of June 30, 2007, the Companys federal net operating loss carryforwards were approximately
11,374,000. The Company had a provision for (benefit from) income taxes of $0 and $0 for the six months ended June 30, 2007.


NOTE 11  DEVELOPMENT COST

The Company is developing an under sea resort and ship for the recreational use by consummers.
The concept is in development stage or as better defined as the preacquisition phase. While the Company had expensed the development costs through the fiscal year December 2005 while in preliminary phase, the Company elected to capitalize the cost forward in accordance with the preacquisition guidance under statement of Financial Accounting
Standard No. 67, Accounting for Costs and Initial
Rental Operations of Real Estate Projects.

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

The Company has to date incurred the following development costs,

 Design payments to ship yards         $372,205
 Engineering of glass                    73,000
 Consulting fees to administrator        50,000
                                         ------
    Total Development Costs            $495,205


NOTE 12  MERGER AGREEMENT

On February 5, 2007 the Company signed an agreement to purchase Trinetics, Inc. Under the terms of the agreement the Company issued 100,000,000 shares of common stock with a value of $ 3,000,000. On
September 21, 2007 the Company filed a 8K postponing the closing of the merger agreement.
The Company has not included the 100,000,000 shares related to the merger agreement in the issued and outstanding shares as of June 30, 2007 since the merger agreement has not been closed and due consideration has not been received for such issuances.

NOTE 13  SUBSEQUENT EVENT

The Company is in receipt of a letter from the Securities and Exchange Commission dated August
10, 2007. The letter pointed to certain deficiencies in the 10KSB that was filed for the year ending
December 31, 2006. The Company is in the process of responding to the letter and intends to file an amended copy of the 10KSB.

Subsequent to the six months ended June 30, 2007
the Company has issued a total of 7,250,000 shares of restricted common stock with a value of $195,000, of which 5,250,000 shares were issued for service with a value of $155,000, and 2,000,000 shares were issued for cash with a value of $40,000.

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

Overview.

The company is in the construction stage of building the first UnderSea Resort & Casino including a 50,000 sq foot world class Pervonia Spa as well as a 200,000 sq foot of convention center.
Each ship will be pre sold in full to a perspective fortune 500 company. The Company estimates that the average resort and casino construction should generate approximately $600 million in gross sells, while the actual construction cost should run about $460 million.
The company is in discussions with leaders in the hospitality, gambling, spa, convention center and shopping center industry to explore the possibility to sell the entire ship for their industry use. In addition the ships are going to be located beyond the three miles of shore of Floridas oceans, attached to the islands because it is consider international water which means tax free. The company feels strongly that as soon as the first ship has been sold the competition will be killed due to the direct contact with white sharks and 80 foot whales.

The company strongly believes that the acquisition with Trinetics is very positive because is a minor leader in the plastic laser welding industry. The company feels strongly that Trinetics President Marc
Hofius will add values to the company growth, Marc is one of the leading mechanical engineer in the country and his knowledge will be useful when the Undersea Resort construction will take place. Marc
Hofius will also be in charge for the undersea windows which is a technology owned by the company.
In addition, Marc Hofius will work closely with our Undersea Resort President Mr. Francis and myself
Joseph Cala. Trinetics has been in business since 1970 and was founded by Genius David Hofius Sr. Trinetics client list are Fortune 100 such as Siemens, Mercedes
Benz and so on. Trinetics is a world class boutique engineering firm that specialized in solving complicated and complex innovation mechanical engineering solutions especially, for the medical industry. The current Trinetics market share is less than 1% because founder David Hofius was very satisfy to keep the company within his family.
Therefore, founder Hofius discouraged growth. Trinetics annual sales is a little shy of $2 million while the net profit is about 25percent.

The company was in the final stage to take over the Marsa shipyard in Malta. However, the Minister of Industry and Finance Dr. Gatt with the shipyard Chairman
Mr. White Cassar as well the shipyard CEO Chris Bell stonewalled the transaction for months for their personal gain.

Furthermore, as back up the company tried to have the Maltese government to build our Ships but again the above gentlemen were dealing with our company in bad faith.
Therefore, the company had no other choices than to ceased to waste our precious times and money. Its very important to note that our company in principal secured had the finance from a World leader Investment Banker.
The only thing left was the Minister of Finance and Industry to execute the contracts. We learned the truth about the Minister of Industry and Finance Dr.
Gatt greedy agenda from the most powerful business families in Malta. The Malta shipyards which includes the Marsa shipyards are located at the heart of the most expensive real estate in the south of Europe therefore, Minister Dr.Gatt with his special interest buddies have carved the best secretive transfer of a multibillion dollars properties to their personal holdings while the skillful and hard working shipyard employees are left holding the bags.

The company would like to acknowledge the great hospitality and cooperation we received from the following outstanding gentlemen. His Excellency Ambassador Lowell, President of
General Worker Union Tony Zarb, Malta Enterprise Executive
Joseph Vassallo, Malta Best Citizen Matthew Frendo and
Family. Malta Stock Exchange and Nick Cammarata President of Cammarata and Camilleri Investment Banker. Ms. Rosanna
Zummit from The Malta News and Alek Ferrugia from El Torca
News which is the Union Newspaper.



Malta significantly worsens in perceptions of public sector corruption by David Lindsay


Malta, along with fellow EU member state Austria, has significantly worsened in terms of public sector corruption as perceived by business people and country analysts around the world, according to the 2007 Corruption Perceptions
Index (CPI), released yesterday by
Transparency International.

In compiling its annual index,
Transparency International   a global
coalition against corruption  sources
14 different surveys by 12 bodies including the World Bank, the Economist Intelligence
Unit, the African Development Bank and the
Asian Development Bank.

A countries CPI Score indicates the degree of public sector corruption as perceived by businesspeople and country analysts.

This year Malta descended in the
international bodys ranking by five
places, after having been ranked
28th in 2006 and falling to 33rd
out of a total of 180 countries
included in this years index.

The index ranks countries on a scale of
zero, highly corrupt, to 10, virtually
corruption free. In 2006 Malta achieved
a 6.4 score, while descending to 5.8
this year.

Malta, however, received the third
highest ranking of the countries
joining the EU with Malta in 2004
and was only outdone in this
respect by Slovenias 27th place,
and Estonias 28th.

Of the EU27, Malta was ranked 16th
and was followed by, in order,
Hungary, Cyprus, the Czech Republic,
Italy, Slovakia, Latvia, Lithuania,
Greece, Poland, Bulgaria and Romania.

The top five EU member states, meanwhile, were, Denmark, Finland, Sweden,
The Netherlands and Luxemburg.

The top five corruption free countries
this year were. New Zealand, Denmark,
Finland, Singapore and Sweden. The
bottom five were Tonga, Haiti,
Iraq, Somalia and Myanmar.

The CPI ranks countries in terms
of the degree to which corruption
is perceived to exist among public
officials and politicians. It is a
composite index, or a poll of polls,
that draws on corruptionelated data
from expert and business surveys
carried out by a variety of independent
and reputable institutions. The CPI
reflects views from around the world,
including those of experts who are
living in the countries evaluated.

The CPI focuses on corruption in the
public sector and defines corruption
as the abuse of public office for
private gain. The surveys used in
compiling the CPI ask questions
that relate to the misuse of public
power for private benefit, for
example bribery of public officials,
kickbacks in public procurement,
embezzlement of public funds or
questions that probe the strength
of anticorruption policies,
thereby encompassing both
administrative and political
corruption.

Despite some gains, corruption
remains an enormous drain on
resources sorely needed for
education, health and
infrastructure, comments
Huguette Labelle, Chair
of Transparency International.
Low scoring countries need
to take these results seriously
and act now to strengthen
accountability in public
institutions. But action
from top scoring countries
is just as important, particularly
in cracking down on corrupt
activity in the private sector.

The index finds, Countries with
a significant improvement
include Costa Rica, Croatia,
Cuba, Czech Republic,
Dominica, Italy, FYR
Macedonia, Romania
and Suriname.

Countries with a significant
worsening in perceived levels
of corruption in 2007
include Austria, Bahrain,
Belize, Bhutan, Jordan,
Laos, Macao, Malta,
Mauritius, Oman, Papua
New Guinea and Thailand.



As the negative results from the Malta
shipyards fiasco the company had no other
choices than to find a suitable shipyard
to build our Undersea ships. Therefore,
the company was successful to present
the project to the largest shipbuilder
in the Americas, Northrop Grumman
www.northropgrumman.com   The feed back
from Northrop Grumman Headquarter
located in DC was very positive but
they declined on the basis of large
on going US government contracts.
We were treated very well by the
corporate office especially by
top Executive Richard Sandifer.
The company management felt very
proud to have the most prestigious
shipbuilder Northrop Grumman to
give a thumb up to Mr. Francis well
executed design. I personally feel
that Northrop Grumman statement
speaks very high volumes.

In a different negotiations the company
was in the final negotiation to purchase major hotels in the San Francisco Bay
Area, Atlanta Airport, Boston Logan
Airport, New Orleans, New York City
and Miami. However, the company got
outbid by large private equity funds
and large hospitality operators. The company also was in the final stage to purchase the San Domingo Hilton a five star hotel with ocean access. The San Domongo Hilton financials were not audit according GAAP or Sarbannes & Oxley therefore, the company investor refused to provide the necessary funds to complete the deal. In addition, the company is also in discussion with the owners of a five star hotel in San Domingo but the company cannot divulge details of the deal due to the confidentiality agreement.
However, the company does not forsee the purchase to go through due to numerous outstanding issues. At the same time, the company is in progress to become a Franchisor for a new hotel concept that the company will launch on the third quarter.
Again, the company has chosen a new
hospitality market that does not exist
therefore, our lips are sealed until the appropriate time. We feel strongly that this new hotel concept development will generate very positive cash flow for the company.

The company has been successful in attracting prospective buyers for the first ship in the full amount of $460 million. The prospective buyers are Fortune 500 companies and billionaire individuals such as members of the Royal
Family of Saudi Arabia, the Hilton Grand
Vacation, The Hyatt Grand Vacation, The Starwood
Grand Vacation, and Sotheby's International Real
Estate. .Simultaneously, our company is in discussions regarding the construction of our own shipyard with several US states and foreign governments. The company will announce the details as these various iscussion come to fruition. The company is asking that the states and the foreign governments finance the construction and development of the shipyards in the full amount of the anticipated cost, $300 million each. This is necessary because the company does not have the resources to do this on its own. These governmental entities have a strong incentive to provide the financing based on the estimated 5,000 highly payed new jobs which will be created. As today, the company has no affirmative purchase contract or contracts signed because we do not have a shipyard as yet.

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

The Company reported no revenues for the three months and six months ended June 30, 2007 and no revenue for the same periods ended June 30, 2006. The Company does receive rental income from the building it owns and this revenue is classified as Other Income.

(b)	General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $131,426 for the three months and $ 262,170 for the six months ended June 30, 2007 as compared to $169,017 for the three months and $ 277,304 for the six months ended June 30, 2006; representing an slight decrease in general and administrative expenses in 2007 verses the same periods in 2006. This decrease is due primarily to some expenses reduction in consulting services and operations.

(c)  	Depreciation.

Depreciation for the three months and six months ended
June 30, 2007 was $6,111 and $12,222 verses $7,622 in the
three months and $15,243 in the six months ended June 30, 2006. The depreciation is attributable to the building and vehicles owned by the Company with a lower amount due to the impairment of a vehicle during the 2007 periods.

(d)  	Interest Expense.

The Company incurred interest charges $11,809 in the three months and $ 21,047 for the six months ended June 30, 2007, compared with $7,972 in the three months and $19,790 for the six months ended June 30, 2006. The interest expense difference in the periods ended June, 2006 is the result a net increase in interest due to increased notes payable and decreased interest on the building due to the note that was rewritten in July 2006 resulting in decreased interest charges.

(e)	Net Operating Loss Carryforward.

At June 30, 2007, the Company had available net operating loss carryforwards of approximately $11.4 million that may provide future tax benefits expiring beginning in June of 2007; this compares with net operating loss carryforwards of approximately $ 11.3 million at June 30, 2006.

(f)  	Net Loss.

The Company reported a net loss of $135,795 for the three months and $ 272,990 for the six months ended June 30, 2007 as compared to a net loss of $211,947 for the three months and $ 332,090 for the six months ended June 30, 2006. The loss for the periods ending June 30, 2006 included losses from discontinued operations of $ 35,557 for the three months period and $ 38,625 for the six months period respectively. On a comparative basis excluding the losses from discontinued operations the decreased general and administrative costs during the period ending during the respective periods ending June 30, 2007 attributed to a smaller net loss in 2007.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Companys operating results include.

 Market acceptance of and changes in demand for products and services.
 A small number of customers account for, and may in future periods account for, substantial portions of the Companys revenue, and revenue could decline because of delays of customer orders or the failure to retain customers.
 Gain or loss of clients or strategic relationships.
 Announcement or introduction of new services and products by the Company or by its competitors.
 Price competition.
 The ability to upgrade and develop systems and infrastructure to accommodate growth.
 The ability to introduce and market products and services in accordance with market demand.
 Changes in governmental regulation, and
reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Companys success is largely dependent on the personal efforts and abilities of its senior management.
The loss of certain members of the Companys senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the companys business and prospects.

Operating Activities.
The net cash used in operating activities was $ 59,581. for the six months ended June 30, 2007 compared to net cash used of $107,777 for the six months ended June 30, 2006. This decrease is due to an increased amount of stock for services issued in 2007 verses 2006 for the respective period.

Investing Activities.

Net cash used in investing activities was $ 123,000 for the six months period ending
June 30, 2007 and $ 1,434 for the same period ending June 30, 2006. The cash used in investing activities for the period ending June 30, 2007 was attributed to development costs of the Undersea Resort and Casino.

Financing Activities.

Net cash provided by financing activities was
$146,482 for the six months period ending
June 30, 2007 and $85,790 for the same period
ending June 30, 2006. Financing activities for
the period ending June 30, 2007 were slightly
higher due to debt issuance and the addition
of an overdraft line of credit.
..
Liquidity and Capital Resources.

As of June 30, 2007, the Company had no
current assets and total current liabilities of $153,504, resulting in net working capital deficit of $ 153,504. During the six months ended June 30, 2007 and 2006, the Company incurred losses of $ 272,990 and $332,089, respectively. The Company had an accumulated deficit of $12,159,779 as of June 30, 2007.
These factors raise substantial doubt as to the Companys ability to continue as a going concern. In fact, the Companys independent accountants audit report included in the Form
10KSB for the year ended December 31, 2006 includes a substantial doubt paragraph regarding the Companys ability to continue as a going concern.

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

Critical Accounting Policies.

The Securities and Exchange Commission (SEC) has issued Financial Reporting Release No. 60, Cautionary
Advice Regarding Disclosure About Critical
Accounting Policies (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a companys financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Companys most critical accounting policies include.
(a) use of estimates in the preparation of financial statements, (b) non-cash compensation arrangements, and (c) revenue recognition. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Forward Looking Statements.

Information in this Form 10QSB contains forward looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.
When used in this Form 10QSB, the words expects, anticipates, believes, plans, will and similar expressions are intended to identify forwardlooking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY.

The Company made the following sales of unregistered
(restricted) securities during the period ending June
30, 2007
  (a)  On April 12, 2007, the Company sold a total of
300,000 shares of common stock to two individuals for cash.
These shares were valued at a total of $6,000 ($0.02 per share).
   (b) On April 12, 2007, the Company issued a total of 1,000,000 shares of common stock to three individuals for service for a total value of $30,000 ($0.03 per share).
   (c) On April 12, 2007 issued a total of 5,000,000 shares of common stock to one individual for debt. These shares were valued at $ 40,000 ($0.008 per share.)
   (d) On April 21, 2007 issued a total of 500,000 shares of common stock to one individual for cash. These shares were valued at $ 10,000 ($0.02 per share.)
   (e) On April 25, 2007 issued a total of 250,000 shares of common stock to one individual for cash. These shares were valued at $ 5,000 ($0.02 per share.)
   (f) On June 25, 2007 issued a total of 333,333 shares of common stock to one individual for cash. These shares were valued at $ 5,000 ($0.015 per share.)
No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a sophisticated or accredited investor as defined in Rule 502 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On September 24, 2007 the Company filed a 8K voiding the merger agreement between the Company and Trinetics, Inc.

ITEM 6.  EXHIBITS.

31 Rule 13a 14(a)/15d 14(a) Certification of
Joseph Cala.

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
		             Joseph Cala, President
	                    Principal Executive Officer
                           and Chief Financial Officer



RULE 13a 14(a)/15d 14(a) CERTIFICATION

I, Joseph Cala, certify that:

1.	I have reviewed this quarterly report on Form
10QSB of Cala Corporation,

2.	Based on my knowledge, this report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report,

3.	Based on my knowledge, the financial statements,
and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report

4.	I am responsible for establishing and
maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) (omitted pursuant to extended compliance period) for the small business issuer and have.

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