Form 10QSB
period 2007-09-30
CALA CORP
filed 2007-12-03
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2007

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

                     (321) 383-8077
               (Companys Telephone Number)


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

As of November 30, 2007, the Company had 287,485,313 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one),
Yes  No X



TABLE OF CONTENTS
PART I  FINANCIAL INFORMATION					            PAGE

ITEM 1. FINANCIAL STATEMENTS

 BALANCE SHEET AS OF
 SEPTEMBER 30, 2007(UNAUDITED)	                                             3

 STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND NINE  MONTHS ENDED
  SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)	                     4

 STATEMENTS OF CASH FLOWS
  FOR NINE MONTHS ENDEDSEPTEMBER 30, 2007 AND
  SEPTEMBER 30,2006 (UNADUITED)                                              5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	                             6

  ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS	            14

  ITEM 3.  CONTROLS AND PROCEDURES	                                    20

PART II   OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS	                                            21

  ITEM 2. UNREGISTERED SALES OF EQUITY
          SECURITIES AND USE OF PROCEEDS	                            22

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES	                            22

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS	                                            22

  ITEM 5. OTHER INFORMATION	                                            22

  ITEM 6.  EXHIBITS	                                                    22

SIGNATURE                                                                23-25



                      CALA CORPORATION
                  CONDENSED BALANCE SHEET
                       (Unaudited)
                         ASSETS



                                                      September 30, 2007
Current assets
	Cash	                                        $      246
                                                            ------
        Total current assets	                               246

Fixed assets, net of
              depreciation of $ 55,911	                   739,396

Other assets
       Development costs	                           710,205
       Prepaid Expense	                                     1,759
                                                             -----
       Total assets	                               $ 1,451,606
                                                         =========


LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
    Accounts payable and accrued liabilities	      $    32,150
    Accounts payable and accrued
     liabilities, related party	                            6,309
    Note payable, net of accrued
     interest of $4,653	                                   60,000
    Line of credit	                                   68,979
    Mortgage on building,current
      portion	                                            8,884
                                                            -----
     Total current liabilities	                          176,322
                                                          -------

Long term liabilities
    Mortgage on building, long term portion	          573,908
                                                          -------
     Total long term liabilities	                  573,908
                                                          -------

     Total liabilities	                                  750,230

Stockholders equity

Common stock
     $0.005 par value, 400,000,000 shares authorized
      287,485,313 shares issued and outstanding	        1,438,092
     Paid-in Capital	                               11,700,547
     Accumulated deficit	                      (12,386,147)
     Stock subscription receivable	                  (50,000)
     Treasury stock,  56,533 shares 	                   (1,116)
                                                           -------
     Total stockholders equity	                          701,376
                                                          -------

Total liabilities and stockholders equity	   $    1,451,606
                                                        =========




          The accompanying notes are integral part of these condensed financial statements



                       CALA CORPORATION
             CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)


				            For Three Months Ended         For Nine Months Ended
                                                September 30,                  September 30,
				            2007	   2006		    2007	  2006
Revenue		                           $      -     $     -         $     -      $       -

Operating expenses,
  General and administrative expenses       221,708      (99,209) 	 485,379 	178,972
  Depreciation		                      6,111 	   8,289 	  18,336 	 23,532
                                              -----        -----          ------         ------
Total operating expenses		    227,819 	(90,920) 	 503,713        202,504

Income (loss) from operations		   (227,819)	 90,920		(503,713)      (202,504)

Other income (expense),
  Interest expense		            (6,710)	(13,535)         (27,757)       (33,324)
  Other income		                     8,162       13,952           33,724         31,834
  Impairment loss		                 -   	      -   	  (1,612)	      -

Total other income (expense)		    (1,452) 	    417            4,355         (1,490)
                                             -----          ---            -----          -----
  Net income (loss) from
   continuing operations		  (226,367)      91,337		(499,358)      (203,994)
  Gain (loss) from discontinued
   operations		                        -       (35,557)	       -         (9,237)
                                              ---        ------              ---          -----

Net income (loss)		         $(226,367)   $  55,780	       $(499,358)    $ (213,231)
                                          ========       ======          =======        =======

Earnings per share,
  Net income (loss) from
   continuing operations		 $  (0.00)    $    0.00	       $   (0.00)    $    (0.00)
  Net loss from discontinued
   operations		                 $      -     $   (0.00)       $      -      $    (0.00)
                                              ===          ====              ===           ====
  Net income (loss)		         $  (0.00)    $    0.00	       $   (0.00)    $    (0.00)
                                             ====          ====             ====           ====

Weighted average common shares	      285,084,764   199,864,013       273,786,046   196,995,099
                                      ===========   ===========       ===========   ===========

              The accompanying notes are an integral part
                to these condensed financial statements




                        CALA CORPORATION
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)


				                          For Nine Months Ended
                                                               September 30,
				                           2007		  2006
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss	                                       $(499,358)      $(213,231)
	Less, loss from discontinued operations	              -            9,237
                                                             ---           ----
	Loss from continuing operations	                (499,358)       (203,994)
Adjustments to reconcile loss from continuing
     Operations to net cash used in operating
        activities,
	Depreciation	                                  18,336          23,532
	Stock issued for services	                 598,241 	     750
	Impairment loss	                                   1,612 	      --
    Changes in operating assets and liabilities,
	Accounts receivable	                              --	   15,708
	Accounts payable and accrued liabilities	   7,523	   (6,727)
	Development costs			               -         (325,065)
	Accounts payable and accrued liabilities,
         related party	                                 (70,646)	   (1,169)
   Stock payable	                                       - 	  306,940
                                                              ---         -------
Net cash provide by (used in) operating
 activities of continuing operations	                  55,708         (190,025)

CASH FLOW FROM INVESTING ACTIVITIES
	Cash used on development costs	                (338,000)               -
	Non current asset	                               - 	   (1,434)
                                                              ---           -----
Net cash used in investing activities
 of continuing operations	                        (338,000)	   (1,434)

CASH FLOW FROM FINANCING ACTIVITIES
	Payments on mortgage on building	          (6,372)          (8,770)
	Common stock issued for cash	                 119,000	  222,250
	Proceeds from line of credit	                  68,980                -
	Proceeds from note payable	                  60,000 	  (40,000)
	Proceeds from insurance	                           4,834 	        -
                                                           -----              ---
Net cash provided by financing
 activities of continuing operations	                 246,439          173,480
                                                         -------          -------

NET CHANGE IN CASH FROM CONTINUING OPERATIONS	         (35,853)         (17,979)

NET CHANGE IN CASH FROM DISCONTINUED OPERATIONS	              - 	   (9,237)
                                                          ------            -----

NET CHANGE IN CASH	                                 (36,099)         (27,216)

CASH AT BEGINNING OF PERIOD	                          36,099 	   62,046
                                                          -----            ------

CASH AT END OF PERIOD	                                $    246       $   34,830
                                                        ========       ==========

SUPPLEMENTAL INFORMATION,
Interest paid                                           $  23,105      $   23,790
                                                           ======          ======
income taxes paid                                       $       -      $        -
                                                           ======          ======


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

NOTE 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation. The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules?and regulations under Item 310 (b) of Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the six months ended
June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10KSB for the year ended December31,2006.
Certain amounts in the condensed financial statements for the six months ended June 30, 2007 have been reclassified to conform to the current period presentation, the most significant of which was discontinued operations as disclosed within Note 6 to the condensed financial statements.

B. Cash and cash equivalents. The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share. Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 Earnings Per Share. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2007, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D. Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E. Policy in Regards to Issuance of Common Stock in a NonCash Transaction. The companys accounting policy for issuing shares in a noncash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

F. Shares Returned to Treasury. During 2005, 23,200 shares were repurchased to Treasury for $116. During 2006, 33,333 shares were repurchased to treasury for $1,000.

G. Revenue Recognition. The income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue is recognized when it is received from the tenants and in accordance with the basic principal of Financial Accounting Concept No. 5 (SFAC No.5) and SAB 104.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.? Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

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

The Financial Accounting Standards Board has published FASB Interpretation No.?48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No.109 (SFAS 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprises financial statements. Specifically, FIN No.48 prescribes
(a)a consistent recognition threshold and (b)a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations. FIN No.?48 will apply to fiscal years beginning after December?15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN No.?48 and has concluded that the adoption of FIN No.?48 did not impact the financial statements for the six months ended September 30, 2007. The Companys federal tax returns are potentially open to examinations for fiscal years 2003 through 2006.

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

NOTE 4. GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of approximately $12,386,000 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Companys ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Companys plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  RELATED PARTY TRANSACTIONS

In January 2006, an officer of the Company returned
300,000 shares of common stock and received $ 15,000 in cash. The shares were cancelled.

During April 2007, the Company issued 600,000 shares of common stock to an officer for consulting services provided to the Company with a value of $18,000. The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item F.

NOTE 6.  DISCONTINUED OPERATIONS

On August 1, 2006 the Company assigned the lease at 3160
Danville Blvd., Suite A, Alamo, CA. to a nonaffiliated third party. The lease held by the Company was terminated and the operations of the restaurant were discontinued.

On August 1, 2006 the Company subleased their location at 500 Bollinger Canyon Way, Suite A-17 through an assignment of its lease and discontinued the operations of the r estaurant. The Company continues to be liable for the primary lease until the lease expires. (See NOTE 7, Commitments and Contingencies).

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

The following is a summary of the condensed results of the discontinued operations for the six months ending
September 30, 2006,

Sales                         $  619,275
Cost of goods sold                     -
Gross  margin                   (140,245)
Operating/Interest expense       479,030
(Loss) discontinued operations  (488,267)
                                 -------
                             $    (9,237)
                                   =====



NOTE 7. COMMITMENTS & CONTINGENCIES

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

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant in San Ramon, CA. The duration of the lease is 10 years. On August 1, 2006 the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a nonaffiliated third party on a sublease basis. The Company is still fully obligated to the terms of this lease. However, the nonaffiliated party will assume all its payments. Under the terms of the agreement, the sublessee pays the monthly lease payments of $ 5,400 for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The following is a schedule by year of the future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of September 30, 2007,


Fiscal Year

2007 Three months		         $15,929
2008				          68,274
2009				          70,296
2010				          72,396
2011				          74,574
Thereafter		                 342,492
                                         -------
      Total                            $ 643,961
                                         =======

NOTE 8. LONG TERM DEBT

On July 16, 2006 the Company signed a Mortgage Modification Agreement with the lender on the building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was reduced to 5.25 percent per annum and the prepayment penalty was removed. If the note is paid in full by February 16, 2007 the note will be reduced by $ 100,000. The note was not paid in full by the required date so the note reduction did not take effect. In addition a late fee penalty of 5 percent was added on all payment later than 10 days. The prepayment penalty of $ 50,000 was eliminated.

Long term debt is payable as follows,

Fiscal year
2007- Three months		       2,889
2008				       9,000
2009				       9,482
2010                                   9,995
2011                                  10,531
Thereafter			     540,895
                                     -------
  Total				 $   582,792
                                     =======

NOTE 9 - FIXED ASSETS

Property and equipment at September 30,
2007 consist of the following,


Building                           $ 600,000
Land			             150,000
Vehicles                              45,307
                                      ------
                                     795,307
                                     -------
Less accumulated depreciation	     (55,911)
                                     ------
                                    $739,396
                                     =======

Depreciation expense for the nine months ended September 30, 2007 and 2006 was
$18,336 and $ 23,532, respectively.

During the nine months period ending September 30,
2007 the Company incurred an impairment loss on a vehicle.
The loss was treated as follows,
Original value		                       $ 8,000
Less accumulated depreciation                   (1,554)
Less insurance payment on loss		        (4,834)
                                                 -----
Impairment loss                               $  1,612
                                                 =====

NOTE 10. INCOME TAXES

As of September 30, 2007, the Companys federal net operating loss carryforwards were approximately 12,320,000.
The Company had a provision for (benefit from) income taxes of $0 and $0 for the nine months ended September 30, 2007.


NOTE 11. DEVELOPMENT COST

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

The Company has to date incurred the following development costs,

Design payments to ship yards          $372,205
Engineering of glass                     73,000
Consulting fees to administrator        265,000
                                        -------
Total Development Costs                $710,205
                                        =======


NOTE 12. MERGER AGREEMENT

On February 5, 2007 the Company signed an agreement to purchase Trinetics, Inc. Under the terms of the agreement the Company issued 100,000,000 shares of common stock with a value of $ 3,000,000.
On September 21, 2007 the Company filed a 8K postponing the closing of the merger agreement.
The Company has not included the 100,000,000 shares related to the merger agreement in the issued and outstanding shares as of September 30, 2007 since the merger agreement has not been closed and due consideration has not been received for such issuances.





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

Overview.

The Company has completed the full design including the engineering for the first
UnderSea Resort, Convention and  Casino
including a 50,000 square feet world class
Pervonia Spa www.pevonia.com as well as a 200,000 square feet of convention center.
Each location will be pre sold to a perspective fortune 500 company. The Company estimates that the average Undersea Resort & Casino location is estimated to generate approximately $600 million in gross sales, while the average
Undersea Resort Convention and Spa location is estimated to generate about $200 million.
As today, the construction cost is estimated about $460 million. The Company is in discussions with the hospitality, gambling, spa, convention center and shopping center industry to explore the possibility of selling a ship for their industry use.
In addition few ships are going to be
located beyond the three miles shore
line of Floridas oceans or attached to
the islands in tax free international
waters. However, the company immediate
plan is to place the first three locations in the New York City Hudson Harbors in order to take advantage the explosive convention and tourism business. For the next 10 years, the New York City will need additionally 40,000 rooms and 10,000,000 square feet of convention spaces. According Mr. Bjorn Hansen Sr.VP of
Price WaterHouse and Cooper Hospitality Division that NYC occupancy rate is above 94 percent throughout the year. The daily average rate for a five star room is above $500 and the NYC could use additionally five star hotels.

The Company believes the acquisition of Trinetics will be positive due to its knowledge in the plastic laser welding industry. The addition of the Trinetics product line and staff will add values to the Companys growth as their knowledge will be useful with the Undersea Resort construction. The technology used in the undersea windows is owned by the Trinetics www.tg4.us

Trinetics has been in business since 1970 and was founded by Genius David Hofius Sr. Trinetics client listare Fortune 100 such as Siemens, Mercedes Benz and so on. Trinetics is a world class boutique engineering firm that specialized in solving complicated and complex innovation mechanical engineering solutions especially, for the medical industry.The current Trinetics market share is less than 1 percent of the total market.
Trinetics?annual sales is less than $2 million while the net profit may reach 25 percent www.tg4.us

The Company was in the final stage of acquiring the Marsa shipyard in Malta. However, the Minister of Industry and Finance along with the shipyard Chairman and the shipyard CEO delayed the transaction until the Company was unable to complete the transaction.

Furthermore, as back up the company tried to have the Maltese government to build our Ships but again the above gentlemen were dealing with our company in bad faith. Therefore, the company had no other choices than to ceased to waste our precious times and money. Its very important to note that our company in principal secured had the finance from a World leader Investment Banker. The only thing left was the Minister of Finance and Industry to execute the contracts. We learned the truth about the Minister of Industry and Finance Dr.
Gatt greedy agenda from the most powerful business families in Malta. The Malta shipyards which includes the Marsa shipyards are located at the heart of the most expensive real estate in the south of Europe therefore, Minister Dr.
Gatt with his special interest buddies have carved the best secretive transfer of a multibillion dollars properties to their personal holdings while the skillful and hard working shipyard employees are left holding the bags.

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

The Company has been successful in
attracting prospective buyers for the
first ship in the full amount of $460
million.The prospective buyers are Fortune
500 companies and billionaire individuals such as members of the Royal Family of Saudi Arabia,the Hilton Grand Vacation,
The Hyatt Grand Vacation, The Starwwod
Grand Vacation,and Sothebys International
Real Estate. .Simultaneously, our Company is in discussions regarding the construction of our own shipyard with several US states and foreign governments. The Company will announce the details as these various discussions come to fruition. The Company is asking that the states and the foreign governments finance the construction and development of the shipyards in the full amount of the anticipated cost, $300 million each. This is necessary because the company does not have the resources to do this on its own. These?governmental entities have a strong incentive to provide the financing based on the estimated 5,000 highly paying new jobs which will be created. As today, the company has no affirmative purchase contract or contracts signed because we do not have a shipyard as yet.

The company is negotiating with
the following port authorities, New York City, Miami, San Francisaco and Venice Italy to place the Undersea resort and convention. The Undersea
Resort will have 650 suites and 200,000 square feet of convention space including a 50,000 square feet world class Pevonia Spa www.pevonia.com
The company is in discussion with large investment bankers regarding raising either equity or to underwrite the bonds. The management is aware that the company financials are an issue but feels strongly that the Undersea Resort intellectual property net worth is $250,000,000 therefore, it will offset the negative cash flow. In addition, the company plans to reduce the number of the shares by executing a reverse split.
The company will execute the reverse split at the appropriate time. Furthermore, the company is engaged to complete few profitable joint ventures business which will generate positive cash into the company balance sheets.

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

Results of Operations.

(a) Revenues.

The Company reported no revenues for
the three months and nine months ended
September 30, 2007 and no revenue for
the same periods ended September 30, 2006.
The Company does receive rental income
from the building it owns and this revenue is classified as Other Income.

(b) General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $221,708 for the three months and $ 485,377 for the nine months ended September 30, 2007 as compared to negative expense of 99,209 for the three months and $ 178,972 for the nine months ended September 30, 2006; representing an increase in general and administrative expenses in 2007 verses the same periods in 2006. This increase is due primarily to some expenses increases in consulting services and operations.

(c) Depreciation.

Depreciation for the three months and
nine months ended September 30, 2007
was $6,710 and $18,336 verses $8,289
in the three months and $23,532 in the
nine months ended September 30, 2006.
The depreciation is attributable to the
building and vehicles owned by the Company with a lower amount due to the impairment of a vehicle during the 2007 periods.

(d) Interest Expense.

The Company incurred interest charges
$6,111 in the three months and $ 27,757
for the nine months ended September 30,
2007, compared with $13,535 in the
three months and $33,324 for the nine
months ended September 30, 2006. The
interest expense difference in the
periods ended September 30, 2007
compared to September 30, 2006
resulted in a net increase in
interest due to increased notes
payable and decreased interest on
the building due to the note that
was rewritten in July 2006 resulting
in decreased interest charges.

(e) Net Operating Loss Carryforward.

At September 30, 2007, the Company
had available net operating loss
carryforwards of approximately
$12.3 million that may provide
future tax benefits expiring beginning
in September of 2007; this compares
with net operating loss carryforwards
of approximately $ 11.3 million at
September 30, 2006.

(f) Net Loss.

The Company reported a net loss of
$226,367 for the three months and
$ 499,358 for the nine months ended
September 30, 2007 as compared to
a net gain of $55,780 for the three
months and net loss of $ 213,231
for the nine months ended September
30, 2006. The loss for the periods
ending September 30, 2006 included
losses from discontinued operations
of $ 9,237 for the nine months
period. On a comparative basis
excluding the losses from
discontinued operations the
increased general and
administrative costs during
the period ending during the
respective periods ending
September 30, 2007 attributed
to the larger net loss in 2007.

Factors That May Affect Operating Results.

The operating results of the Company
can vary significantly depending upon a
number of factors, many of which are
outside its control. General factors
that may affect the Companys
operating results include,

A. market acceptance of and changes in demand for products and services,

B. a small number of customers account for, and may in future periods account for, substantial portions of the Companys revenue, and revenue could decline because of delays of customer orders or the failure to retain customers,

C. gain or loss of clients or strategic relationships,

D.announcement or introduction of new services and products by the Company or by its competitors,

E.price competition,

F.the ability to upgrade and develop systems and infrastructure to accommodate growth,

G.the ability to introduce and market products and services in accordance with market demand,

H.changes in governmental regulation, and

I.reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Companys success is largely dependent on the personal efforts and abilities of its senior management.
The loss of certain members of the Companys senior management, including the companys chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the companys business and prospects.

Operating Activities

The net cash provided by operating activities was $ 55,708. for the nine months ended
September 30, 2007 compared to net cash
used of $190,025 for the nine months
ended September 30, 2006. This increase
is due to an increased amount of stock
for services issued in 2007 verses
2006 for the respective period.

Investing Activities.

Net cash used in investing activities
was $ 338,000 for the nine months period ending September 30, 2007 and $ 1,434 for the same period ending September
30, 2006. The cash used in investing
activities for the period ending
September 30, 2007 was attributed
to development costs of the
Undersea Resort and Casino.

Financing Activities.

Net cash provided by financing
activities was $246,439 for the nine
months period ending September 30, 2007
and $173,480 for the same period ending
September 30, 2006. Financing activities for the period ending September 30, 2007 were higher due to debt issuance and the addition of an overdraft line of credit.

Liquidity and Capital Resources.

As of September 30, 2007, the Company
had current assets $ 246 and total current liabilities of $176,322, resulting in net working capital deficit of $ 176,076. During the nine months ended September 30, 2007 and 2006, the Company incurred losses of $ 499,358 and $213,231, respectively. The Company had an accumulated deficit (tax losses forwarded) of $12,386,147 as of September 30, 2007.
These factors raise substantial doubt as to the Companys ability to continue as a going concern. In fact, the Company?s independent accountants audit report included in the Form 10KSB for the year ended December 31, 2006 includes a substantial doubt paragraph regarding the Companys ability to continue as a going concern.

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

Our current cash flow will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments.. The Company believes it will need to raise additional capital to continue executing the business plan.
Whereas the Company has been successful
in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

A. curtail operations significantly,

B. sell significant assets,

C. seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets, or

D.explore other strategic alternatives including a merger or sale of the Company.

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

Forward Looking Statements.

Information in this Form 10QSB contains forward looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b6 of the Securities Act of 1934, as amended. When used in this Form 10QSB, the words expects, anticipates,believes,plans,will and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include, but are limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY.

The Company made the following sales of
unregistered (restricted) securities during the period ending September 30, 2007
(a) On July 1, 2007, the Company issued 250,000 shares of common stock to an individual for service.
These shares were valued at a total of $5,000 ($0.02 per share).
(b)  On July 11, 2007, the Company issued a total of
1,000,000 shares of common stock to an individual for cash for a total value of $20,000 ($0.02 per share).
(c)   On July 19, 2007 the Company issued a total of
300,000 shares of common stock to one individual for cash. These shares were valued at $ 6,000 ($0.02 per share.)
(d)   On July 24, 2007 the Company issued a total of
5,300,000 shares of common stock to two individuals for service. These shares were valued at $ 159,000
($0.03 per share.)
(e) On August 14, 2007 the Company issued a total of 200,000 shares of common stock to one individual for cash. These shares were valued at $ 4,000
($0.02 per share.)
(f) On August 29, 2007 the Company issued a total of 400,000 shares of common stock to two individuals for cash. These shares were valued at $ 8,000
($0.02per share.)
(g) On September 4, 2007 the Company issued a total of 100,000 shares of common stock to one individual for cash. These shares were valued at $ 2,000 ($0.02 per share.)
(h) On September 4, 2007 the Company issued a total of 200,000 shares of common stock to an individual for service. These shares were valued at $ 4,000 ($0.02per share.)
(i) On September 26 2007 the Company issued a total of 250,000 shares of common stock to an individual for cash. These shares were valued at $ 5,000 ($0.02per share.)
No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a sophisticated or accredited investor as defined in Rule 502 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On September 24, 2007 the Company filed a 8K voiding the merger agreement between the Company and Trinetics, Inc.

ITEM 6.  EXHIBITS.

31 Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala.

32 Section 1350 Certification of Joseph Cala.






SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.


Dated, December 3,2007	 By, /s/ Joseph Cala
		         Joseph Cala, President
Principal Executive Officer and Chief Financial Officer



RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Joseph Cala, certify that,

1.I have reviewed this quarterly report on Form 10QSB of Cala Corporation,

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report,

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report,

4.I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (omitted pursuant to extended compliance period) for the small business issuer and have,

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



Dated, December 3, 2007		/s/ Joseph Cala
                                Joseph Cala,
                                Principal Executive
                                Officer and Principal
                                Financial Officer


SECTION 1350 CERTIFICATION

      In connection with the quarterly report of Cala Corporation... (Company) on Form 10QSB for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission (Report), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge,

1.The Report fully complies with the
requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated, December 3, 2007          /s/ Joseph Cala
                                 Joseph Cala,
                                 Principal Executive
                                 Officer and Principal
                                 Financial Officer