Form 10KSB/A
CALA CORP
filed 2008-03-28
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 01-15109

CALA CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

13 Main Street, Titusville. Florida 32796

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:   (713) 302-8689

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

Business Development.

Management has been laying the groundwork over the past year so that the company can grow at a faster pace in the coming year. The Registrant has contracted Mr. Ray Francis, an experienced engineer to head the UnderSea Resort and Residence design. This addition has allowed the Registrant to solve many of the naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience in the maritime industry. Mr. Francis talents will help facilitate a design that benefits the customer’s safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life. The design capability incorporated with managements’ experience in the hospitality industry, plus eight years of study and trial and error, should enable the Registrant to overcome many of the obstacles in finalizing two naval engineered designs for the Undersea Resort and Residence.

The Registrant has contracted Mr. Clive Jones, a former senior executive with Economic Research Associates, to assist with the business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind of many landmark resorts and theme parks.

The Registrant is aware the development of the UnderSea Resort and Casino is carries a high degree of financial risk in successful and economic completion. Such a development has never been undertaken by the Registrant or its management which deems a much higher risk of successful completion than if the Registrant had previously developed such projects in the past.

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

Twelve-Month Plan of Operation.

The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders’ approval will not be sought.

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

The Registrant has incurred net losses: $798,862 for the fiscal year ended December 31, 2005 and $ 904,233 for the fiscal year ended December 31, 2006 including discontinued operations loss of $ 11,516. The Registrant’s current liabilities exceed its current assets by $ 62,221 as of December 31, 2005 and $ 114,027 as of December 31, 2006. At December 31, 2006, the Registrant had an accumulated deficit of $11,886,789 resulting from previous operations including previous hospitality businesses. This raises substantial doubt about the Registrant’s ability to continue as a going concern.

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

(k)

Liability for Leases.

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

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant in Roman CA. The duration of the lease is 10 years. On August 1, 2006 the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non affiliated party will assume all its payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $ 5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company.

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

PART III.

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

ITEM 9.  EXECUTIVE COMPENSATION.

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

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 12.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This evaluation was done under the supervision and with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, he concluded that the Registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant’s disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

	Cala Corporation	Undersea Resorts	C
Dated: March 27, 2008	By: /s/ Joseph Cala	By: /s/ Ray Francis	By: /s/ Larry Pfautsch
	Joseph Cala	Ray Francis	Larry pfautsch
	President	President of Undersea Resort /Director	Director (Non Management)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala Joseph Cala	President (Principal Financial and Accounting Officer) / Director	March 27, 2008
/s/ Ray Francis Ray Francis	President of Underseas Resort / Director	March 27, 2008
/s/ Joseph Cala Joseph Cala	Director (Non Management)	March 27, 2008

CALA CORPORATION

FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

TABLE OF CONTENTS

1.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	17
2.	BALANCE SHEET	19
3.	STATEMENTS OF OPERATIONS	20
4.	STATEMENT OF SHAREHOLDERS’ (DEFICIT)	20
5.	STATEMENTS OF CASH FLOWS	23
6.	NOTES TO FINANCIAL STATEMENTS	25

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

See accompanying notes to the financial statements

CALA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

General and administrative expense	863,546	785,513
Depreciation	32,042	7,090
Total operating expenses	895,588	792,603
Loss from operations	(895,588)	(792,603)
Other Income(Expense)
Interest expense	(40,670)	(6,259)
Other income	49,875	--
Other expense	(6,334)	--
Total other income (expense)	2,871	(6,259)
Loss from continuing operations	(892,717)	(798,862)
Net loss from discontinued operations	(11,516)	--
Net loss	$(904,233)	$(798,862)
Earnings per share:
Loss from continuing operations	$(0.004)	$(0.004)
Loss from discontinued operations	$(0.001)	$--
Net loss	$(0.005)	$(0.004)
Weighted average number of shares outstanding	206,662,421	188,646,178

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

See accompanying notes to the financial statements

CALA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(904,233)	$(789,862)
Less: loss from discontinued operations	(11,516)	--
Loss from continuing operations	(892,717)	--
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Depreciation	32,042	7,090
Stock issued for services	272,297	235,330
Stock issued for officer’s salary	352,986	204,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(301)	(72,827)
Accounts payable and accrued liabilities- related party	(21,195)	95,500
Deposits	5,260	(4,000)
Net cash used in operating activities	(251,628)	(324,269)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of building	--	(150,000)
Purchase of vehicle	--	(45,307)
Cash used on development costs	(372,205)	--
Net cash used in investing activity of	(372,205)	(195,307)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of common stock	(1,000)	(116)
Common stock issued for cash	609,720	581,574
Payments on mortgage payable	(10,836)	--
Net cash provided by financing activities of	597,884	1,181,458
NET CHANGE IN CASH FROM CONTINUING OPERATIONS	(25,947)	61,882
NET CHANGE IN CASH FROM DISCONTINUED OPERATIONS	--	--
NET CHANGE IN CASH	(25,947)	61,882
CASH AT BEGINNING OF YEAR	62,046	164
CASH AT END OF YEAR	$36,099	$62,046

See accompanying notes to the financial statements

Supplemental schedule of cash flow information:
Interest paid	$40,669	$--
Income tax	$--	$--
Supplemental schedule of non monetary transactions
Shares issued for notes – 3,400,000 shares @ 0.03 per share	$--	$102,000
Shares issued for loan repayment 10,000,000 shares @ $0.005 per share	$--	$50,000
Mortgage on Building	$--	$600,000

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

C.

Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2006 and 2005, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

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

NOTE 5:

RELATED PARTY TRANSACTIONS

In 2005, the President of the Company was issued 7,000,000 shares to reduced accrued salary of $112,500.

On January 2006, the President of the Company returned 300,000 shares of common stock and received $15,000 in cash.  The shares were cancelled.

On August 2006, the President of the Company returned 7,166,425 shares to the Company for a note payable of $214,993. The shares were cancelled.

On November 21, 2006 the Company issued The President of the Company 16,611,111 shares of common stock valued at $352,986 for salary for the year 2006.

Common stocks were issued to the President of the company in exchange for services. The stocks issued were recorded using the fair market value of the services provided.  The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item F.

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

EXHIBIT INDEX

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
33	Section 1350 Certification of Joseph Cala (filed herewith).