Form 10KSB
period 2008-03-27
CALA CORP
filed 2008-06-27
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)[X]
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 01-15109
CALA CORPORATION .
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

The Registrant’s revenues for the fiscal year ended December 31, 2007 was $ 40,415.  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2007: $1,733,737.  As of june 11, 2008, the Registrant had 299,897,100 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X   .

TABLE OF CONTENTS

PART I

PART II

PART III

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

   Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on September 13, 1985 under the laws of the State of Oklahoma. The Registrant's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Registrant is in the development stage of building an underwater resort and casino.  In addition the Registrant operated restaurants under lease which were discontinued during the year.

Business Development.

The Registrant is in the final stages of design of it undersea resort. The Registrant has through the expertise of  Mr. Ray Francis has solve the naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis talents allow for a design that benefits the customer’s safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life.  This coupled with Joseph Cala’s knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Registrant to finalizing two naval engineered designs for the Undersea Resort and Residence. The Registrant has engaged Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind of many landmark resorts and theme parks. In addition, the company is working with prestigious maritime companies such as Stodga of Poland and FinCantieri of Italy.

   The Registrant plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units.  Management believes that the project has a great chance of success. The Registrant is in discussions with members of the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Registrant. The undersea residences have the entire ocean available with no purchase costs, and without the limitations of land. According to the Future Timeshare Buyers 2004 Market Profile, 13.4 million adults are interested in purchasing some form of timeshare during the next two years. The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers. In addition, the study documents that prospective owners are experienced and enthusiastic travelers.

   The Registrant has completed the design phase of development and seeking financing to begin the construction phase of the project. Included in the financing stage is the concept of pre-selling the vessels prior to the beginning of construction. As of this date the Registrant does not have any commitments for financing or purchase of any units. The Registrant has initiated a contract with a shipyard for building the units.

    Management believes that the project has a great chance of success however; there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual cost incurred.

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

   On August 1, 2006 the Registrant terminated the lease in agreement with the landlord and closed the location without further liability. The Registrant sublet the second location for the monthly lease cost of $ 6,000 per month for 9 years plus $ 1,500 per month for 60 months. The Registrant is liable for the primary lease in the second location until the lease expires which is 9 years.

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

ITEM 3.  LEGAL PROCEEDINGS.

   In 2003, the Registrant obtained a judgment against I.M.O.I.L, Gisella Manciniand Quirino Caparelli in the amount of $2.7 million. The judgment has not been collected and is not included in the financial statements. During the year's periods ending in both 2007 and 2006, the Registrant has not actively pursued the collection of the judgment. The Registrant received the judgment resulting from a lawsuit initialed by the Registrant due to losses incurred from lack of performance by the defendant in a merger agreement with the Registrant. As the defendant is in a foreign jurisdiction the Registrant feels it is unlikely the judgment will be collected without the investment of large legal fees.

    The Registrant is the defendant in a law suit in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Registrant at 13 Main Street Titusville, FL.  The matter was heard on March 14, 2008 and the Registrant was ordered to commence monthly payments of $3,272.32 to the plaintiff commencing on April 16, 2008 and on the same date each month their after. Failure to make payments as agreed could result in the forfeiture of the building to the mortgage holder.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007 (1)
	High	Low
Quarter Ended December 31, 2007	0.025	0.006
Quarter Ended September 30, 2007	0.029	0.012
Quarter Ended June 30, 2007	0.028	0.017
Quarter Ended March 31, 2007	0.0324	0.019

(1)  The Registrant’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006
	High	Low
Quarter Ended December 31, 2006	0.035	0.015
Quarter Ended September 30, 2006	0.035	0.012
Quarter Ended June 30, 2006	0.040	0.024
Quarter Ended March 31, 2006	0.047	0.021

Holders of Common Equity.

   As of December 31, 2007, the Registrant had approximately 1200 shareholders of record.

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

Sales of Unregistered Securities.
   The Registrant made the following sales of unregistered securities (restricted stock) during the year which have not been reported in the 10 Q’s filed for the first three quarters for the year ending December 31, 2007

      (a)  On October 25, 2007, the Registrant sold a total of 250,000 shares of common stock to an individual for cash.  These shares were valued at a total of $2,500 ($0.01 per share).

      (b)  On November 2, 2007, the Company issued 27,500 shares of common stock for cash to one individual for a total consideration of $550 ($0.02 per share).

      (c)  On November 21, 2007, the Company issued 2,020,000 shares of common stock for cash to four individuals for a total consideration of $ 30,400 ($0.015 to 0.02 per share).

(d)  On December 10, 2007, the Company issued 5,000,000 shares of common stock for cash to one individual for a total consideration of $50,000 ($0.01 per share).

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

    The Registrant designed to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Registrant estimates that the average residential development should generate approximately $600 million while the total development cost should run around $460 million. This is based on initial estimates of unit costs and revenue generated in the sale of the vessels as it is the intent of the Registrant to build the vessels under the Registrants design for sale to prospective buyers. The Registrant does not initially intent to won any of the vessels being build. Therefore, the management believes that the project has a great chance of success however there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual cost incurred. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the ocean available with no purchase costs, and without the limitations of land.

   During the twelve months forward the Registrant plans to complete finalize plans for securing the financing and construction of the resort. The beginning of construction is dependent on the Registrant completing it plan of financing and contracting for the construction both of which will highly impact the Registrants ability to carry out its business plan.

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

Capital Expenditures.

     On December 1, 2005 the Registrant purchased a building for an aggregate amount of $ 750,000 of which the Registrant paid $ 150,000 plus closing cost and a mortgage note of $ 600,000.  The mortgage bears an interest rate of eight (8%) percent with 240 monthly principal and interest payments of $ 5,020.24 stating on January 16, 2006.  The note contains a prepayment penalty of $ 50,000 if the note is paid prior to December 16, 2007.

     On July 16, 2006 the mortgage was modified with a principal balance of $592,592.51 extending the mortgage through July 15, 2036. The mortgage was amended to eliminate the prepay penalty of $ 50,000 in the original mortgage, grant a reduction in the mortgage principal of $ 100,000 if the mortgage is paid off on or before February 17, 2007 and reduced the interest rate to five and one quarter percent (5.25%).   A late fee of five percent (5%) on payment over ten (10) was added to the mortgage. The prepayment reduction was not realized during the year and has expired.

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

   The Registrant incurred General and Administrative expenses of $ 580,818 for the year ending 2007 and $ 863,546 for the year ending 2006. Stock for services consisted of $ 332,000 and $ 272,297 of the total general and administrative expense for the years ending 2007 and 2006 respectively. Bad debt of $ 50,000, consulting of $64,241, and legal and accounting of $ 62,932 were the major components of G&A during the year 2007 while consulting expense of $ 361,077 and travel expense of $ 60,182 were the other major components for the year ending 2006.

   The Registrant has incurred net losses: $ 566,404 for the fiscal year ended December 31, 2007 and $ 904,233 for the fiscal year ended December 31, 2006 including discontinued operations loss of $ 11,516.  The Registrant’s current liabilities exceed its current assets by $ 85,098 as of December 31, 2007 and $ 114,027 as of December 31, 2006.  At December 31, 2007, the Registrant had an accumulated deficit of $12,453,193.  This raises substantial doubt about the Registrant’s ability to continue as a going concern.

     None of the officers, directors or shareholders has advanced money to the Registrant in the form of loans or credit lines or has committed any loans or lines of credit to the Registrant. The Registrant does not have any lines of credit from any financial institutions.

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
  curtail operations significantly;
  sell significant assets;
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

    In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant.  Investors will only have rights associated with stockholders to make decisions which affect the Registrant.  The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant.  Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

(j)     Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

    All of the shares of common stock that are currently held, directly or indirectly, by significant shareholders of the Registrant as shown in the chart under Part III, Item 11 of this Form 10-KSB, have been issued in reliance on the private placement exemption under the Securities Act of 1933.  Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933.  In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that current public information is then available.  If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2007, and for the year ended December 31, 2006, are presented in a separate section of this report following Item 14.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

ITEM   8B OTHER INFORMATION

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

Director and Executive Officer.

Joseph Cala, 47, Director. Chairman and CEO

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

Larry S. Pfautsch, 59, Director

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

Mr. Ray Francis, 71, Director

Mr. Francis is President of UnderSea Resort Design was elected to the Board of Directors of Cala Corporation. Having completed his undersea naval design to the strict maritime rules of Lloyds Register of Shipping. Mr. Francis conducts his day to day operational responsibilities at the UnderSea Resort Headquarters in Titusville and will commence his role as a director and principal in the Company’s oceanic construction operations

Compliance with Section 16(a) of the Securities Exchange Act.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table
Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen-sation ($)	Awards		Payouts	All other compen- sation ($)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Joseph Cala,(1) President	2007 2006 2005	300,000 352,986 300,000	- - -	- - -	- - -	- - -	- - -	- 16,445 -
(1) Mr. Cala was appointed a director and president 1999.>

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of December 31, 2007 (294,916,147 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Joseph Cala 13 Main Street Titusville, FL 32796	114,042,405	38.6%
Common Stock	Larry Pfautsch 13 Main Street Titusville, FL 32796	3,500,000	1.1%
Common Stock	John Francis 13 Main Street Titusville, FL 32796	4,000,000	1.4%
Common Stock	Shares of all directors and executive officers as a group (1 person)	121,542,405	41.1%
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

   In 2005, the officer of the Registrant was issued 7,000,000 shares to reduced accrued salary of $ 112,500. On January 2006 an officer of the Registrant returned 300,000 shares of common stock and received $ 15,000 in cash.  The shares were cancelled. On August 2006 an officer of the Registrant returned 7,166,425 shares to the Registrant for a note payable of $ 214,993. The shares were cancelled. On November 21, 2006 the Registrant issued an officer of the Registrant 16,611,111 shares of common stock valued at $ 352,986 for salary for the year 2006.  On February 2, 2007 the Registrant issued 15,000,000 shares of common stock valued at $ 300,000 for salary for the year 2007.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

   On March 10, 2008 the Registrant filed an 8-K announcing a contract between the Registrant and Odys Shipyard for building the Undersea vessels. Under the terms of the contract the contract becomes effective when the registrant has place a 50% deposit on the first vessel to be built. The Registrant has 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Registrant has no financial obligations until the initial payment has been completed.

   The Registrant has held discussions and received affirmative agreement with the New York Harbor Department to dock resort ships in the Hudson River. As of this date no written contract has been completed.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered De Joya Griffith and Company, LLC for Form 10-KSB for 2006 $ 15,500. and 2007 $20,000.

Audit-Related Fees.

   The aggregate fees billed in each of the last two fiscal years for assurance and related services by De Joya Griffith: $0.

Tax Fees.

   The aggregate fees billed in each of the last two fiscal years for professional services rendered by De Joya Griffith: $0.

All Other Fees.

   The aggregate fees billed in each of the last two fiscal years for products and services provided by De Joya Griffith: $0.

Audit Committee.
The Registrant does not have an audit committee.

SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation

Dated: June 11th, 2008	By: /s/ Joseph Cala
Joseph Cala, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala Joseph Cala	President (principal financial and accounting officer)/Director	June 11th, 2008
/s/ Raymond Francis Raymond Francis	Director	June 11th, 2008
/s/ Larry Pfautsch Larry Pfautsch	Director	June 11th, 2008

CALA CORPORATION

FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

TABLE OF CONTENTS

1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	19

2	BALANCE SHEET	20

3	STATEMENTS OF OPERATIONS	21

4	STATEMENT OF SHAREHOLDERS’ (DEFICIT)	22

5	STATEMENTS OF CASH FLOWS	24

6	NOTES TO FINANCIAL STATEMENTS	26

De Joya Griffith & Company, LLC
2580 Anthem Village Drive
Henderson, Nevada 89052
702.588.5961 Office/702.588.5979 Facsimile

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cala Corporation (An Oklahoma Corporation)
(A Development-Stage Company)
Titusville, FL

We have audited the accompanying balance sheet of Cala Corporation as of December 31, 2007, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation as of December 31, 2007, and the results of its operations and its cash flow for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  The December 31, 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Henderson, NV
June 9th, 2008

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007
(AUDITED)
ASSETS
Current assets
Cash	$ 13,147
Total current assets	13,147

Fixed assets, net of accumulated depreciation of $62,022	733,285

Other assets
Development Cost	710,206
Total assets	$ 1,456,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion mortgage on building	$ 39,268
Accounts payable and accrued expense	13,280
Notes payable - officer/stockholder	782
Credit line payable	72,584
Taxes payable	11,599
Notes payable	60,000
Total current liabilities	197,513
Long- term liabilities
Mortgage on building	580,613
Less: current portion mortgage on building	(39,268)
Total long term liabilities	541,345
Total liabilities	$ 738,858

Shareholders’ equity
Common stock,
$0.005 par value; 400,000,000 shares authorized
294,916,147 shares issued and outstanding	1,474,579
Paid-in capital	11,747,509
Accumulated deficit	(11,886,789)
Accumulative deficit-development-stage company	(616,404)
Treasury stock -56,533 shares @cost	(1,116)
Total shareholders’ equity	717,779
Total liabilities and shareholders’ equity	$ 1,456,637

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(AUDITED)

	2007	2006	January 1, 2007 to December 31, 2007
Income	$ --	$ --	$ --

General and administrative expense	580,818	863,546	580,818
Depreciation	24,446	32,042	24,446
Total operating expenses	555,264	895,588	555,264

Loss from operations	(605,264)	(895,588)	(605,264)

Other Income(Expense)
Interest expense	(48,443)	(40,670)	(48,443)
Other income	40,415	49,875	40,415
Other expense	(3,112)	(6,334)	(3,112)
Total other income (expense)	(11,140)	2,871	(11,140)

Loss from continuing operations	(616,404))	(892,717)	(616,404))

Net loss from discontinued operations	--	(11,516)	--

Net loss	$(616,404)	$ (904,233)	$(616,404)

Earnings per share:
Loss from continuing operations	$(0.0020)	$(0.0044)	$(0.0020)
Loss from discontinued operations	--	$(0.0001)	--

Net loss	$(0.0020	$(0.0045)	$(0.0020)
Weighted average number of shares outstanding	280,079,254	206,662,421

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(AUDITED

	Common Stock Number Shares	Common Stock $0.005 Amount	Additional Paid-In Capital	Accumulated Deficit	Development Stage Accumulative Deficit	Stock Subscription	Treasury Shares	Treasury Stock	Total Shareholders' Equity
Balance 12/31/05	190,214,529	$951,072	$10,225,562	$(10,982,556)	--	(50,000)	(23,200)	$(116)	$143,962
Shares issued for cash @ $0.01-.35 per Share	36,765,008	183	495,255	--	--	--	--	--	609,720
Shares issued for services @ $0.015 -0.50 per share	26,535,777	132,679	508,505	--	--	--	--	--	641,184
Shares for service cancelled @ $0.03 per share	(530,000)	(2,650)	(13,250)	--	--	--	--	--	(15,900)
Shares issued for fixed assests @0.015 per share	266,666	1332	6,668	--	--	--	--	--	8,000
Shares cancelled for debt @ $0.03 per share related party	(7,166,425)	(35,832)	(179,161)	--	--	--	--	--	(214,993)
Shares issued for debt @ $0.03 per share	7,166,425	35,832	179,161	--	--	--	--	--	214,993
Shares cancelled for debt @ $0.01 per share	(4,000,000)	(20,000)	(20,000)	--	--	--	--	--	(40,000)
Shares repurchased into treasury at $0.03 per share	--	--	--	--	--	--	(33,333)	(1,000)	(1,000)
Net Loss (904,233)	--	--	--	(904,233)	--	--	--	--	--
Balance 12/31/06	249,251,980	$1,246,258	$11,133,380	(11,886,789)	--	(50,000)	(56,533)	$(1,116)	$441,733

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(AUDITED)

Shareholders'	Common Stock Number of Shares	Common Stock $0.005 Amount	Additional Paid-in Capital	Accumulated Deficit	Development Stage Accumulative Deficit	Stock Subscription	Treasury Shares	Treasury Stock	Total Shareholders' Equity
Shares issued for caah @ $0.01-0.35 per share	13,814,167	69,071	133,379	--	--	--	--	--	202,450
Shares issued for services classified as a capitalized cost @ $0.02 per share	10,600,000	53,000	215,000	--	--	--	--	--	268,000
Shares issued for services @ $0.02-0.03 per share	1,250,000	6,250	25,750	--	--	--	--	--	32,000
Shares issued for salaries @ $0.02 per share	15,000,000	75,000	225,000	--	--	--	--	--	300,000
Shares issued in lieu of debt @$0.01 per share	5,000,000	25,000	15,000	--	--	--	--	--	40,000
Allowance for outstanding receivable						50,000			50,000
Net Loss	--	--	--	--	(616,404)	--	--	--	(616,404)
Balance 12/31/07	294,916,147	$1,474,579	$11,747,509	$(11,886,789)	$(616,404)	--	(56,533)	$(1,116)	717,778

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND FROM JANUARY 1, 2007 TO DECEMBER 31,2007
(AUDITED)
	2007	2006	January 1, 2007 to December 31, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(616,404)	$(904,233)	$(616,404)
Less: loss from discontinued operations	--	(11,516)	--
Loss from continuing operations	(616,404)	(892,717)	(616,404)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Depreciation	24,447	32,042	24,446
Impairment on fixed asset	1613	--	1613
Stock issued for services	332,000	272,297	332,000
Allowance for stock receivable	50,000	--	50,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	252	(301)	252
Accounts payable and accrued liabilities- related party	(3,589)	(21,195)	(3,589)
Deposits	--	5,260	--
Net cash used in operating activities	(211,682)	(251,626)	(211,682)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash used on development costs	(70,001)	(372,205)	(70,001)
Disposal of fixed asset	4,832	--	4,832
Net cash used in investing activities	(65,169)	(372,205)	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from note payable	60,000	--	60,000
Proceeds from issuance of common stock	202,450	609,720	202,450
Payments made on principle mortage payable	(8,551)	(10,836)	(8,551)
Net cash provided by financing activities of	253,899	597,884	253,899

NET CHANGE IN CASH FROM CONTINUING OPERATIONS	(22,952)	(25,947)	(22,952)

NET CHANGE IN CASH FROM DISCONTINUED OPERATIONS	--	--	--

NET CHANGE IN CASH	(22,952)	(25,947)	(22,952)

CASH AT BEGINNING OF YEAR	36,099	62,046	36,099

CASH AT END OF YEAR	$ 13,147	$ 36,099	$ 13,147

Supplemental schedule of cash flow information:
Interest paid	42,159	40,669
Income tax	$ -	$ -	$ -

Supplemental schedule of non monetary transactions
Shares issued for note repayment 5,000,000 shares @ $0.01 per share	$ 40,000	$ 40,000	$ 40,000
Shares issued for services classified as a capitalized cost @ $0.02 per share	$ 268,000	$ --	$ 268,000
	$ 32,000	$ --	$ 32,000
	$ 300,000	$ --	$ 300,000

The accompanying notes are an integral part of the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1:    DESCRIPTION OF BUSINESS

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company is development an underwater resort and casino. The Company became a Development-Stage Compnay as of January 1, 2007.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis - The Company uses the accrual method of accounting.

B.       Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C.       Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2007 and 2006, the Company had no issuable shares qualified as dilutive.  Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

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

F.      Shares Returned to Treasury-In 2006, 33,333 shares were repurchased to treasury for $ 1,000.  In 2005 23,200 shares were purchased for treasury at the cost of $ 116. The repurchased treasurer shares are carried at cost and are held for resale.

G.      Revenue Recognition- The income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Rental income is not recognized as revenue by the Company but is a component of Other Income as it is outside the normal revenue producing activity.

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

J.    The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30,2007. Management believes that the adoption of SFAS No. 158 will not have a material impact on the consolidated financial results of the Company.

IIn February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At December 31, 2007, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

On November 21, 2006 the Company issued an officer of the Company 16,611,111 shares of common stock valued at $ 352,986 for salary for the year 2006

On February 2, 2007 an officer of the Company was issued 15,000,000 of restricted common stock with a value of $ 300,000 for salary for the year 2007.

Common stocks were issued to the officer in exchange for services. The stocks issued were recorded using the fair market value of the services provided.  The officer is also reimbursed for expenses paid on behalf of the Company as needed. Also, see Note 2, Item F.

NOTE 6: DISCONTINUED OPERATIONS

On August 1, 2006 the company assigned the lease at 3160 Danville Blvd., Suite A, Alamo , CA. to a non affiliated third party. The lease held by the Company was terminated and discontinued the operations of the restaurant.

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

The following is a summary of the condensed results of the discontinued operations for the twelve months ending December 31, 2006:

Sales Cost of goods sold Gross margin Operating/Interest expense (Loss) discontinued operations	$ 636,940 163,836 473,104 484,620 $ (11,516)

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

Then following is a schedule by year of the future minimum rental payments required under operating leases that have on-cancelable lease terms in excess of one year as of December 31, 2007:
2008	$68,274
2009	70,296
2010	72,396
2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$628,032

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

Long term debt is payable as follows:

2008	9,000
2009	9,482
2010	9,995
2011	10,531
2012	11,001
Thereafter	530,605
$580,620
NOTE 9 - PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2007 consist of the following:
Building	$600,000
Vehicles	45,307
Land	150,000
795,307
Less Accumulated Depreciation and amortization	(62,023)
$733,285

Depreciation expense for the years ended December 31, 2007 and 2006 was $24,446 and $32,042, respectively.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2007, the Company had net operating loss carryforwards of approximately 11,299,000, which expire in varying amounts between 2008 and 2027.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $3,954,650 and $4,185,671 at December 31, 2007 and 2006, respectively were offset in full by a valuation allowance

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

	As of December 31, 2007	As of December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	3,954,650	3,966,822
Stock based compensation	600,000	218,849

Total deferred tax assets	4,594,650	4,285,671

Net deferred tax assets before valuation allowance	4,594,650	4,285,671
Less: Valuation allowance	(4,594,650)	(4,285,671)
Net deferred tax assets	$ --	$ --

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2007	As of December 31, 2006
Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(6.0%)	(6.0%)
Change in valuation allowance on deferred tax assets	41.0%	41.0%
Effective Tax Rate	0.0%	0.0%

NOTE 12:  DEVELOPMENT COST

The Company is developing an under sea resort and ship for the recreational use by consummers.  The concept is in development stage.  The concept is in development stage or as better defined as the “preacquisition phase”. While the Company had expensed the development costs through the fiscal year December 2005 while in preliminary phase, the Company elected to capitalize the cost in the fiscal year ending December 2006 and 2007 forward in accordance with the preacquisition guidance under statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.

All common costs are allocated to each residential unit benefited and is based on the relative fair value before construction.  Construction costs will be allocated to each residential unit on the basis of relative sales value of the unit. The preacquisition phase was completed during the fiscal year ended December 31, 2007 and the Company is seeking construction bids. Once the construction phase has been completed and the residential units are available for sale, the Company will allocate all capitalized costs to each residential unit and expense them upon the sale of the residential units.

At December 31, 2007, development cost totaled $710,206 which includes the issuance of 10,600,000 shares to a director of the Company valued at $268,000 for consulting fees. The Company did not expense any development costs during the years 2007 and 2006.

NOTE 13: SUBSEQUENT EVENT

The Company  is the defendant in a law suit in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Registrant at 13 Main Street Titusville, FL.  The matter was heard on March 14, 2008 and the Registrant was ordered to commence monthly payments of  $3,272.32 to the plaintiff commencing on April 16, 2008 and on the same date each month their after.

The Company issued an additional 5,980,953 shares of common stock since the year ending December 31, 2007.

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).