Form 10KSB/A
period 2008-03-27
CALA CORP
filed 2008-06-30
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

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

OTHER EVENTS

On June 27, 2008, the Registrant filed its annual report on Form 10-KSB, which report included financials for the fiscal years ending December 31, 2007 and 2006. In error, the Registrant included in the filed financial statements the audit opinion of the Registrant’s certifying accountants and did not label the financial statements as unaudited.

The Registrant filed the annual report in this manner (i.e., without the audit opinions) in error.

The annual report, as filed, included an audit opinion in error, and the Registrant is filing this amended Form 10-KSB that does not include the audit opinion, since the certifying accountants did not yet render their opinion for financial statements for the 2007 and 2006 fiscal years.

Upon the completion of its audit for the 2007 and 2006 fiscal years, the Registrant will file a further amendment of its Form 10-KSB report to include its audited financial statements and the opinion of its certifying accountant.

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

Cala Corporation

Dated: June 27th, 2008	By: /s/ Joseph Cala
Joseph Cala, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala Joseph Cala	President (principal financial and accounting officer)/Director	June 27th, 2008
/s/ Raymond Francis Raymond Francis	Director	June 27th, 2008
/s/ Larry Pfautsch Larry Pfautsch	Director	June 27th, 2008

CALA CORPORATION

FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

TABLE OF CONTENTS

1	BALANCE SHEET	20

2	STATEMENTS OF OPERATIONS	21

3	STATEMENT OF SHAREHOLDERS’ EQUITY	22

4	STATEMENTS OF CASH FLOWS	24

5	NOTES TO FINANCIAL STATEMENTS	26

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007
(UNAUDITED)
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
(UNAUDITED)

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
(UNAUDITED

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
(UNAUDITED)

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
(UNAUDITED)
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
(UNAUDITED)

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