Form 10KSB/A
CALA CORP
filed 2008-07-31
CIK 794107

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

The Registrant’s revenues for the fiscal year ended December 31, 2007 was $ 40,415.  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2007: $1,733,737.  As of June 30, 2008, the Registrant had 300,897,100 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X   .

TABLE OF CONTENTS

PART I

PART II

PART III

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

   Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on September 13, 1985 under the laws of the State of Oklahoma. The Registrant's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. In addition, the Registrant operated restaurants under lease which were discontinued during the year. As of January 1, 2007, the Registrant became a development Company and is in the development stage of building an underwater resort and casino.

Business Development.

   The Registrant is in the final stages of designing its undersea resort. The Registrant, through the expertise of Mr. Ray Francis, President of UnderSea Resort Design, solved the naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis’ talents allow for a design that benefits the customer’s safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life. This, coupled with the CEO’s, Joseph Cala, knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Registrant to finalize two naval engineered designs for the Undersea Resort and Residence. The Registrant engaged Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind many landmark resorts and theme parks. Additionally, the Company is working with prestigious maritime companies such as Stodga of Poland and FinCantieri of Italy.

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

   The Registrant has completed the design phase of development and seeking financing to begin the construction phase of the project. Included in the financing stage is the concept of pre-selling the vessels prior to the beginning of construction. As of this date, the Registrant does not have any commitments for financing or purchase of any units. The Registrant has initiated a contract with a shipyard for building the units.

    Management believes that the project has a great chance of success however; there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual cost incurred.

Discontinued Operations

   On January 9, 2006, the Registrant entered into a lease on space of 4,500 square feet for a restaurant in Alamo, CA. The duration of the lease is 10 years with a renewable option for 5 years. The monthly rent on the space is $8,500 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis.

   On April 10, 2006, the Registrant entered into a lease on space of 2,500 square feet for a restaurant in San Ramon, CA. The duration of the lease is 10 years. The monthly rent is $5,400 per month plus taxes and common area charges.

   On August 1, 2006, the Registrant sublet the Alamo, CA location to an independent third party. The Registrant sublet the second location for the monthly lease cost of $6,000 per month for 9 years plus $1,500 per month for 60 months. The Registrant is contingently liable for the primary leases in both locations until the leases expire which is 8 years.

   The Registrant is not in the restaurant business and has ceased operations of the restaurants it previously operated.

   The Registrant owns no patents or trademarks, and has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Registrant maintains office space in a building owned by the Registrant in Titusville, FL. The building is located at 13 Main Street, Titusville, Fl 32796. It currently does not own any equipment at that location.

ITEM 3.  LEGAL PROCEEDINGS.

   In 2003, the Registrant obtained a judgment against I.M.O.I.L, Gisella Manciniand Quirino Caparelli in the amount of $2.7 million. The judgment has not been collected and is not included in the financial statements. During the years ending in both 2007 and 2006, the Registrant did not actively pursue the collection of the judgment. The Registrant received the judgment resulting from a lawsuit initiated by the Registrant due to losses incurred from lack of performance by the defendant in a merger agreement with the Registrant. As the defendant is in a foreign jurisdiction, the Registrant feels it is unlikely the judgment will be collected without the investment of large legal fees.

    The Registrant is the defendant in a lawsuit in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Registrant at 13 Main Street Titusville, FL. The matter was heard on March 14, 2008 and the Registrant was ordered to commence monthly payments of $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter. Failure to make payments as agreed could result in the forfeiture of the building to the mortgage holder. The Registrant has met all requirements to date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

   The Registrant’s common trades on the National Quotation Bureaus’ Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol “CCAA”. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007 (1)
	High	Low
Quarter Ended December 31, 2007	0.006	0.006
Quarter Ended September 30, 2007	0.015	0.012
Quarter Ended June 30, 2007	0.020	0.020
Quarter Ended March 31, 2007	0.030	0.020

(1)  The Registrant’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006
	High	Low
Quarter Ended December 31, 2006	0.016	0.016
Quarter Ended September 30, 2006	0.023	0.023
Quarter Ended June 30, 2006	0.029	0.025
Quarter Ended March 31, 2006	0.022	0.021

Holders of Common Equity.

   As of December 31, 2007, the Registrant had approximately 515 shareholders of record.

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

Sales of Unregistered Securities.
   The Registrant made the following sales of unregistered securities (restricted stock) during the year which have not been reported in the 10 Q’s filed for the first three quarters for the year ending December 31, 2007.

      (a)  On October 25, 2007, the Registrant sold a total of 250,000 shares of common stock to an individual for cash. These shares were valued at a total of $2,500 ($0.01 per share).

      (b)  On November 2, 2007, the Company issued 27,500 shares of common stock for cash to one individual for a total consideration of $550 ($0.02 per share).

      (c)  On November 21, 2007, the Company issued 2,020,000 shares of common stock for cash to three individuals for a total consideration of $30,400 ($0.015 to 0.02 per share).

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

    The Registrant is designing to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Registrant estimates that the average residential development should generate approximately $600 million while the total development cost should run around $460 million. This is based on initial estimates of unit costs and revenue generated in the sale of the vessels as it is the intent of the Registrant to build the vessels under the Registrants design for sale to prospective buyers. The Registrant does not initially intend to own any of the vessels being build. Therefore, the management believes that the project has a great chance of success; however, there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual cost incurred. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the ocean available with no purchase costs, and without the limitations of land.

   Over the next twelve months, the Registrant plans to finalize plans for securing the financing and construction of the resort. The beginning of construction is dependent on the Registrant completing its plan of financing and contracting for the construction, both of which will highly impact the Registrant’s ability to carry out its business plan.

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

Capital Expenditures.

     On December 1, 2005, the Registrant purchased a building and land for an aggregate amount of $750,000 of which the Registrant paid $150,000 plus closing costs and obtained a mortgage note of $600,000. The mortgage bears an interest rate of eight (8%) percent with 240 monthly principal and interest payments of $5,020 starting on January 16, 2006. The note contains a prepayment penalty of $50,000 if the note is paid prior to December 16, 2007.

     On July 16, 2006, the mortgage was modified with a principal balance of $592,593 extending the mortgage through July 15, 2036. The mortgage was amended to eliminate the prepayment penalty of $50,000 in the original mortgage, grant a reduction in the mortgage principal of $100,000 if the mortgage is paid off on or before February 16, 2007 and reduced the interest rate to five and one quarter percent (5.25%). A late fee of five percent (5%) on payment over ten (10) days of the date the payment initially becomes due was added to the mortgage. The prepayment reduction was not realized during the year and has expired.

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

    The Registrant incurred General and Administrative expenses of $696,317 for the year ending 2007 and $863,546 for the year ending 2006. Stock for services consisted of $332,000 and $272,297 of the total general and administrative expense for the years ending 2007 and 2006 respectively. Bad debt of $60,500, consulting of $64,241, and legal and accounting of $62,932 were the major components of G&A during the year 2007 while consulting expense of $361,077 and travel expense of $60,182 were the other major components for the year ending 2006.

    The Registrant has incurred net losses: $721,403 for the fiscal year ended December 31, 2007 and $904,233 for the fiscal year ended December 31, 2006 including discontinued operations loss of $11,516. The Registrant’s current liabilities exceed its current assets by $153,648 as of December 31, 2007 and $114,027 as of December 31, 2006. At December 31, 2007, the Registrant had an aggregate accumulated deficit and accumulated deficit during the development stage of $12,608,192 ($11,886,789 and $721,403, respectively). This raises substantial doubt about the Registrant’s ability to continue as a going concern.

     None of the officers, directors or shareholders has advanced money to the Registrant in the form of loans or credit lines or has committed any loans or lines of credit to the Registrant. The Registrant does not have any lines of credit from any financial institutions.

     As a result of the fixed nature of many of the Registrant’s expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant’s products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant’s business, operations and financial condition.

(b)     Need for Additional Financing May Affect Operations and Plan of Business.

     The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant’s business plan. The Registrant’s independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant’s ability to continue as a going concern..

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

(e)     Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

   The Registrant’s Certificate of Incorporation contains provisions to eliminate, to the fullest extent permitted by the Oklahoma Corporation Law, as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The Certificate of Incorporation and the Amended and Restated By-Laws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officers, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the years ended December 31, 2007, are presented in a separate section of this report following Item 14.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was done under the supervision and with the participation of the Registrant’s president. Based upon that evaluation, he concluded that the Registrant’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the Registrant’s disclosure obligations under the Exchange Act.

    This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Disclosure Controls and Procedures.

    There were no significant changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

ITEM   8B OTHER INFORMATION
    On June 27, 2008, the Registrant filed a 10-KSB without the consent of the auditors. On June 30, 2008, the Registrant filed a 10-KSB/A deleting the auditors consent and disclosing the filing error. The amended filing contained unaudited financial statements. This amended filing includes audited financial statements as well as the Report of our Independent Registered Public Accounting Firm dated July 25, 2008.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     On February 28, 2006, John Del Fevro resigned as a director of the Registrant. On October 1, 2006, Larry Pfautsch was elected to the board of directors and Robert Mosley resigned. On November 1, 2006, Ray Francis was elected to the board of directors of the Registrant.

     The name, age, and respective position of the directors and executive officers of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant’s stockholders or until his successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant’s affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors of the Registrant.

Director and Executive Officer.

Joseph Cala, 47, Director. Chairman and CEO

Mr. Cala has been an international business owner most of his professional life. He began his career at an early age rising to top management positions in some of the most prestigious and luxurious resorts in the world. Mr. Cala, as Chairman & CEO of Cala Corporation has been involved in various ventures such as: Fila Sportswear USA; Mondi Fashions, USA; L'Italiano Restaurants and Weddings in California, Hawaii and Japan, Cala Hotels, Inc. dba Undersea Resort; and Hydrogen Future, Inc.

Larry S. Pfautsch, 59, Director

Mr. Pfautsch is Vice President of Corporate Communications for American Century Investments, a $100 billion asset manager based in Kansas City, Mo. Previously, Mr. Pfautsch was a Partner and Senior Vice President with the international communications and public relations firm of Fleishman Hillard, Inc., where he was a member of the financial communications, investor relations, and corporate reputation management practice groups. He began his career as a newspaper reporter and editor and later worked in corporate communications for a major building materials retailer. He is a U.S. Army veteran and a longtime member of the International Association of Business Communicators.

Mr. Ray Francis, 71, Director

Mr. Francis, President of UnderSea Resort Design, was elected to the Board of Directors of Cala Corporation. Mr. Francis’ background includes the completion of his undersea naval design in accordance with the strict maritime rules of Lloyds Register of Shipping. Mr. Francis conducts his day to day operational responsibilities at the UnderSea Resort Headquarters in Titusville, Florida and will commence his role as a director and principal in the Company’s oceanic construction operations.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2007, and certain written representations from executive officers and directors, the Registrant is unaware of any required reports that have not been timely filed.

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

    There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future, directly or indirectly, by the Registrant to any officer or director since there is no existing plan as of December 31, 2007 which provides for such payment.

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
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Joseph Cala 13 Main Street Titusville, FL 32796	114,042,405	38.6%
Common Stock	Larry Pfautsch 13 Main Street Titusville, FL 32796	3,500,000	1.1%
Common Stock	John Francis 13 Main Street Titusville, FL 32796	4,000,000	1.4%
Common Stock	Shares of all directors and executive officers as a group (1 person)	121,542,405	41.2%
(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Other than as set forth below, during the last two fiscal years there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

   In January 2006, an officer of the Registrant returned 300,000 shares of common stock and received $15,000 in cash. The shares were cancelled. In August 2006, an officer of the Registrant returned 7,166,425 shares to the Registrant in exchange for a note payable of $214,993. The shares were cancelled. On November 21, 2006, the Registrant issued an officer of the Registrant 16,611,111 shares of common stock valued at $352,986 in lieu of salary for the year ended 2006. On February 2, 2007, the Registrant issued 15,000,000 shares of common stock valued at $300,000 in lieu of salary for the year ended 2007. During the year ended 2007, the Company issued a director of the Company 10,600,000 shares of common stock valued at $268,000 for consulting fees.

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

   On March 10, 2008 the Registrant filed an 8-K announcing a contract between the Registrant and Odys Shipyard for building the Undersea vessels. Under the terms of the contract, the contract becomes effective when the registrant has placed a 50% deposit on the first vessel to be built. The Registrant has 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Registrant has no financial obligations until the initial payment has been completed.

   The Registrant has held discussions and received affirmative agreement with the New York Harbor Department to dock resort ships in the Hudson River. As of this date no written contract has been completed.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

   The aggregate fees billed for each of the last two fiscal years for professional services rendered by De Joya Griffith & Company, LLC for Form 10-KSB for 2006 and 2007 were $15,500 and $10,500, respectively.

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

Cala Corporation

Dated: July 31th, 2008	By: /s/ Joseph Cala
Joseph Cala, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala Joseph Cala	President (principal financial and accounting officer)/Director	July 31th, 2008
/s/ Raymond Francis Raymond Francis	Director	July 31th, 2008
/s/ Larry Pfautsch Larry Pfautsch	Director	July 31th, 2008

CALA CORPORATION

FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

TABLE OF CONTENTS

1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	20

2	BALANCE SHEET	21

3	STATEMENTS OF OPERATIONS	22

4	STATEMENT OF SHAREHOLDERS’ EQUITY	23

5	STATEMENTS OF CASH FLOWS	25

6	NOTES TO FINANCIAL STATEMENTS	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cala Corporation (A Development Stage Company)
Titusville, Florida

We have audited the accompanying balance sheet of Cala Corporation (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and from January 1, 2007 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation (A Development Stage Company) as of December 31, 2007, and the results of its operations and cash flows for the years then ended and from January 1, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Henderson, Nevada

July 25, 2008

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007
(AUDITED)
ASSETS

Current assets
Cash	$ 13,147
Total current assets	13,147

Fixed assets
Fixed assets net of accumulated depreciation of $62,022	583,285
Land	150,000
Total fixed assets	733,285

Other assets
Development cost	710,206
Total assets	$ 1,456,637

LIABILITIES AND STOCkHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 13,280
Credit lin payable	72,584
Mortage - current portion	8,550
Notes payable	60,000
Notes payable - related party	782
Tax payable	11,599
Total current liabilities	166,795

Long- term liabilities
Mortgage	580,613
Less: Mortage - current portion	(8,550)
Total long term liabilities	572,063
Total liabilities	$ 738,858

Stockholders’ equity
Common stock,
$0.005 par value; 400,000,000 shares authorized
294,916,147 shares issued and outstanding	1,474,579
Paid-in capital	11,852,509
Accumulated deficit	(11,886,789)
Accumulative deficit during development-stage	(721,403)
Treasury stock -56,533 shares at cost	(1,116)
Total stockholders’ equity	717,779
Total liabilities and stockholders’ equity	$ 1,456,637

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(AUDITED)

	December 31
	2007	2006
Income	$ --	$ --

General and administrative expense	696,317	863,546
Depreciation	24,446	32,042
Total operating expenses	720,763	895,588

Loss from operations	(720,763)	(895,588)

Other Income(Expense)
Interest expense	(48,443)	(40,670)
Other income	50,915	49,875
Impairment loss on fixed asset	(1,612)	--
Other expense	(3,112)	(6,334)
Total other income (expense)	(640)	2,871

Loss from continuing operations	(721,403)	(892,717)

Net loss from discontinued operations	--	(11,516)

Net loss	$(721,403)	$ (904,233)

Earnings per share:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	--	$(0.00)

Net loss (basic)	$(0.00)	$(0.00)
Weighted average number of shares outstanding (basic)	280,079,254	206,662,421

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FROM JANUARY 1, 2006 THROUGH DECEMBER 31, 2007
(AUDITED)

	Common Stock Number Shares	Common Stock $0.005 Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulative Development Stage Deficit	Stock Subscription	Treasury Shares	Treasury Amount	Total Shareholders' Equity
Balance 12/31/05	190,214,529	$951,072	$10,225,562	$(10,982,556)	--	(50,000)	(23,200)	$(116)	$143,962
Shares issued for cash @ $0.01-.35 per Share	36,765,008	183,825	495,255	--	--	--	--	--	609,720
Shares issued for services @ $0.015 -0.50 per share	26,535,777	132,679	508,505	--	--	--	--	--	641,184
Shares for service cancelled @ $0.03 per share	(530,000)	(2,650)	(13,250)	--	--	--	--	--	(15,900)
Shares issued for fixed assests @0.015 per share	266,666	1332	6,668	--	--	--	--	--	8,000
Shares cancelled for debt @ $0.03 per share related party	(7,166,425)	(35,832)	(179,161)	--	--	--	--	--	(214,993)
Shares issued for debt @ $0.03 per share	7,166,425	35,832	179,161	--	--	--	--	--	214,993
Shares cancelled for debt @ $0.01 per share	(4,000,000)	(20,000)	(20,000)	--	--	--	--	--	(40,000)
Shares repurchased into treasury at $0.03 per share	--	--	--	--	--	--	(33,333)	(1,000)	(1,000)
Net Loss	--	--	--	(904,233)	--	--	--	--	--
Balance 12/31/06	249,251,980	$1,246,258	$11,133,380	(11,886,789)	--	(50,000)	(56,533)	$(1,116)	$441,733

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
FROM JANUARY 1, 2006 THROUGH DECEMBER 31, 2007
(AUDITED)

Shareholders'	Common Stock Number of Shares	Common Stock $0.005 Amount	Additional Paid-in Capital	Accumulated Deficit	Development Stage Accumulative Deficit	Stock Subscription	Treasury Shares	Treasury Stock	Total Shareholders' Equity
Shares issued for caah @ $0.01-0.35 per share	13,814,167	69,071	133,379	--	--	--	--	--	202,450
Shares issued for services classified as a capitalized cost @ $0.02 per share	10,600,000	53,000	215,000	--	--	--	--	--	268,000
Shares issued for services @ $0.02-0.03 per share	1,250,000	6,250	25,750	--	--	--	--	--	32,000
Shares issued for salaries @ $0.02 per share	15,000,000	75,000	225,000	--	--	--	--	--	300,000
Shares issued in lieu of debt @$0.01 per share	5,000,000	25,000	120,000	--	--	--	--	--	145,000
Allowance for outstanding receivable						50,000			50,000
Net Loss	--	--	--	--	(721,403)	--	--	--	(721,403)
Balance 12/31/07	294,916,147	$1,474,579	$11,852,509	$(11,886,789)	$(721,403)	--	(56,533)	$(1,116)	717,778

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(AUDITED)
	December 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(721,403)	$(904,233)
Less: loss from discontinued operations	--	(11,516)
Loss from continuing operations	(721,403)	(892,717)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	24,447	32,042
Impairment on fixed asset	1,612	--
Stock issued for services	332,000	625,283
Bad debt expense	60,500	--
Financing cost	105,000	--
Change in operating assets and liabilities:
(Increase) in accounts receivable	(10,500)	--
Increase (Decrease) in accounts payable and accrued liabilities	279	(301)
Decrease in taxes payable	(28)	--
Increase in deposits	--	5,260
Net cash used in operating activities	(208,093)	(230,433)

CASH FLOW FROM INVESTING ACTIVITIES:
Payments for development costs	(70,001)	(372,205)
Disposal of fixed asset	4,832	--
Net cash used in investing activities	(65,169)	(372,205)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable	60,000	--
Payments on notes payable - related party	(76,173)	(21,193)
Repurchase of common stock	--	(1,000)
Proceeds from issuance of common stock	202,450	609,720
Proceeds from line of credit	72,584	--
Payments made on mortage	(8,551)	(10,836)
Net cash provided by financing activities	250,310	576,691

NET CHANGE IN CASH	(22,952)	(25,947)

CASH AT BEGINNING OF YEAR	36,099	62,046

CASH AT END OF YEAR	$ 13,147	$ 36,099

Supplemental schedule of cash flow information:
Interest paid	$ 42,159	$ 40,669
Income tax	$ -	$ -

Supplemental schedule of non monetary transactions
Issuance of 5,000,000 shares for note repayment at $0.01 per share	$ 145,000	$ 40,000
Issuance of 10,600,000 shares for service capitalized as development costs at $0.02 per share	$ 268,000	$ --
Issuance of 1,250,000 shares for services at $0.02 to $0.03 per share	$ 32,000	$ --
Issuance of 15,000,000 shares for salaries owed at $0.02 per share	$ 300,000	$ --

The accompanying notes are an integral part of the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2007
(AUDITED)

NOTE 1:    DESCRIPTION OF BUSINESS

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006. The Company is currently developing an underwater resort and casino. The Company became a Development-Stage Company as of January 1, 2007.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis - The Company uses the accrual method of accounting.

B.       Definition of Annual Year - The Company’s fiscal year end is December 31.

C.       Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

D.       Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2007 and 2006, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

E.       Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

F.      Issuance of Common Stock in Non-Cash Transactions: The Company's accounting policy for issuing shares in non-cash transactions is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

G.      Shares Returned to Treasury-In 2006, 33,333 shares were repurchased to treasury for $1,000. In 2005 23,200 shares were repurchased for treasury at the cost of $116. The repurchased treasury shares are carried at cost and are held for resale.

H.      Revenue Recognition- The other income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue is recognized when from the tenants and in accordance with the basic principle of Financial Accounting Concept No. 5 (SFAC No.5) and SAB-104.

I.      Property and Equipment-Property and equipment consisting of improvements, equipment and furniture and fixtures are recorded at cost and are depreciated using the straight-line method over the useful estimated life. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of estimated useful lives is as follows:

Description	Useful Life
Vehicles	5 Years
Building	10-40 years

J.   The Company accounts for the underwater sea resort and ship development costs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews its long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

K.    The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

L.    Income taxes - are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not believe that FIN 48 will have a material impact on its financial position or results from operation.

M.    Development Stage Company - The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the financial results of the Company.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Management believes that the adoption of SFAS No. 158 will not have a material impact on the financial results of the Company.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008..

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” SFAS 161 as amended and interpreted, requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

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

NOTE 4:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an aggregate deficit and accumulated deficit during the development stage of $12,503,194 ($11,886,790 and $721,403, respectively) and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's projects, to provide financing for our projects and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 5:  RELATED PARTY TRANSACTIONS

In January 2006, an officer of the Company returned 300,000 shares of common stock and received $15,000 in cash. The shares were cancelled.

In August 2006, an officer of the Company returned 7,166,425 shares to the Company in exchange for a note payable of $214,993. The shares were cancelled.

In November 21, 2006, the Company issued an officer of the Company 16,611,111 shares of common stock valued at $352,986 in lieu of salary for the year ended 2006.

In February 2, 2007, an officer of the Company was issued 15,000,000 shares of restricted common stock valued at $300,000 in lieu of salary for the year ended 2007. Common stock was issued to an officer in exchange for services. The shares issued were recorded using the fair market value of the services provided (See Note 2, Item F). The officer is also reimbursed for expenses paid on behalf of the Company as needed.

During the year ended 2007, the Company issued a director of the Company 10,600,000 shares of common stock valued at $268,000 for consulting fees included in Development Costs (See Note 7: Development Costs).

NOTE 6: DISCONTINUED OPERATIONS

On August 1, 2006, the Company assigned the lease at 3160 Danville Blvd., Suite A, Alamo, CA. to a non affiliated third party. The Company continues to be liable for the lease until it expires in January 8, 2016. (See NOTE 10: Commitments and Contingencies).

On August 1, 2006, the Company sublet their location at 500 Bollinger Canyon Way, Suite A-17 through an assignment of the lease and discontinued the operations of the restaurant. The Company continues to be liable for the primary lease until the lease expires on April 9, 2016. ( See NOTE 10: Commitments & Contingencies).

In discontinuing the operations of both restaurants, no tangible physical assets were assumed or relinquished in association with the transaction.

In accordance with the Statement of Financial Accounting Standards No. 144 (SFAS-144) and EITF Abstract No. 03-13, we applied the conditions in paragraph 42 & 43 of the FASB Statement No. 144 in determining whether to report discontinued operations. The Company eliminated the operations and cash flow of the restaurants from the ongoing operations of the entity. As a result of the discontinuance of operations and the Company has severed all involvement in the operations of the restaurants.

The following is a summary of the condensed results of the discontinued operations for the twelve months ending December 31, 2006:

Sales Cost of goods sold Gross margin Operating/Interest expense (Loss) discontinued operations	$ 636,940 163,836 473,104 484,620 $ (11,516)

NOTE 7: DEVELOPMENT COSTS
The Company is developing an under sea resort and ship for the recreational use by consumers. The concept is in development stage or as better defined as the “preacquisition phase”. While the Company had expensed the development costs through the fiscal year ended December 2005 during the preliminary phase, the Company elected to capitalize the costs in the fiscal years ended December 2006 forward in accordance with the preacquisition guidance under statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.

All common costs are allocated to each residential unit benefited and is based on the relative fair value before construction. Construction costs will be allocated to each residential unit on the basis of relative sales value of the unit. The preacquisition phase was completed during the fiscal year ended December 31, 2007 and the Company is currently seeking construction bids. Once the construction phase has been completed and the residential units are available for sale, the Company will allocate all capitalized costs to each residential unit and expense them upon the sale of the residential units.

At December 31, 2007, development costs totaled $710,206, which includes the issuance of 10,600,000 shares to a director of the Company valued at $268,000 for consulting fees. The Company did not expense any development costs during the years 2007 and 2006.

NOTE 8: PROPERTY & EQUIPMENT

Property and equipment at December 31, 2007 consist of the following:

Building	$600,000
Vehicles	45,307
Land	150,000
$ 795,307

Less: Accumulated depreciation	(62,022)
$ 733,285

Depreciation expense for the years ended December 31, 2007 and 2006 was $24,446 and $32,042, respectively.

NOTE 9: LONG TERM DEBT

On July 16, 2006, the Company signed a Mortgage Modification Agreement with the lender on the building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was adjusted to 5.25% per annum and the prepayment penalty has been removed. If the note is paid in full by February 16, 2007, the note will be reduced by $100,000. In addition, a late fee penalty of 5% was added on all payments made later than 10 days from the initial due date. The prepayment penalty of $50,000 was eliminated.

Long term debt is payable as follows:

2008	8,550
2009	9,482
2010	9,995
2011	10,531
2012	11,001
Thereafter	531,054
$580,613

NOTE 10 - COMMITMENTS & CONTINGENCIES

On January 9, 2006, the Company entered into a lease at 3160 Danville Blvd. Suite A, Alamo, CA consisting of 4,500 square feet for a restaurant. The duration of the lease is 10 years with a renewable option for 5 additional years. The monthly rent on the space is $8,500 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis. On August 1, 2006, the Company assigned the lease to a non-affiliated third party but the Company remains liable for the lease until it terminates on January 8, 2016.

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant in Roman, CA. The duration of the lease is 10 years. On August 1, 2006 the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non- affiliated party will assume all its payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company.

Following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2007:

2008	$ 102,000
2009	102,000
2010	102,000
2011	102,000
2012	102,000
Thereafter	308,267
Total	$818,267

Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2007:
2008	$ 68,274
2009	70,296
2010	72,396
2011	74,574
2012	76,812
Thereafter	265,680
Total	$628,032

NOTE 11 - INCOME TAXES

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

NOTE 12: SUBSEQUENT EVENT

The Company is the defendant in a lawsuit filed on February 21, 2008 in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Registrant at 13 Main Street Titusville, FL. The matter was heard on March 14, 2008 and the Registrant was ordered to commence monthly payments of $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter. The Company has met the requirements of the agreement.

The Company issued an additional 5,980,953 shares of common stock valued at $59,809 ($0.01 per share) for cash since the year ended December 31, 2007.

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).