Form 10QSB
period 2008-08-18
CALA CORP
filed 2008-08-18
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes --    X      No           .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

As of June 30, 2008, the Company had 300,897,100 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one): Yes --        No   X   .

CALA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ 49,830	$ 13,147
Prepaid expense	2,500	--
Total current assets	52,330	13,147

Property and equipment
Fixed assets-net of depreciation of $ 68,133 and
$ 64,742, respectively	577,174	583,285
Land	150,000	150,000
Total property and equipment	727,174	733,285

Other assets
Development costs	710,205	710,205
Total assets	$ 1,489,709	$ 1,456,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 22,905	$ 13,280
Credit line payable	70,784	72,584
Mortgage – current portion	11,313	8,550
Note payable	60,000	60,000
Note payable – related party	782	782
Taxes payable	11,599	11,599
Total current liabilities	177,383	166,795

Long term liabilities
Mortgage	580,613	580,613
Less: Mortgage-current portion	(11,313)	(8,550)
Total long term liabilities	569,300	572,063
Total liabilities	746,683	738,858

Stockholders' equity
Common stock
$0.005 par value; 400,000,000 shares authorized
300,897,100 shares issued and outstanding and
294,916,147 shares issued and outstanding,
respectively	1,504,484	1,474,579
Paid-in capital	11,882,414	11,852,509
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(755,967)	(721,403)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' equity	743,026	717,779
Total liabilities and stockholders’ equity	$ 1,489,709	$ 1,456,637
The accompanying notes are an integral part of these condensed financial statements

CALA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			From January 1, 2007
	For Three Months Ended		through
	2008	2007	March 31, 2008
Income	$ -	$ --	$ -

General and administrative expense	27,747	130,745	724,064
Depreciation	6,111	6,111	30,557
Total operating expenses	33,858	136,856	754,621

Loss from operations	(33,858)	(136,856)	(754,621)

Other income (expense)
Interest expense	(9,282)	(9,237)	(57,725)
Other income	11,141	10,510	62,056
Impairment loss on fixed asset	--	(1,612)	(1,612)
Other expense	(2,565)	--	(4,065)
Total other income (expense)	(706)	(339)	(1,346)

Net loss	$ (34,564)	$ (137,195)	$ (755,967)

Earnings per share(Basic):
Loss from operations	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding (Basic)	296,036,189	263,857,108

  The accompanying notes are an integral part of these condensed financial statements

CALA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For Three Month		From Jan. 1, 2007
	Ended March 31,		through
	2008	2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (34,564)	$ (137,195)	$ (755,967)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Impairment loss	--	1,612	1,612
Depreciation	6,111	6,111	30,558
Stock based compensation	--	102,000	332,000
Allowance for doubtful accounts	--	--	60,500
Financing cost	--	--	105,000
Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	(10,500)
Increase(decrease) in accounts payable and accrued expense	9,626	(8,876)	9,903
Increase(decrease) in accrued liabilities - related party	--	(27,750)	(27)
Increase in prepaid	(2,500)	--	(2,500)
Net cash used in operating activities	(21,327)	(64,099)	(229,421)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for development costs	--	--	(70,001)
Disposal of fixed assets	--	--	4,833
Net cash used investing activities	--	--	(65,168)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage	--	(2,094)	(8,551)
Proceeds from notes payable	--	60,000	60,000
Payments on notes payable-related party	--	(76,173)	(76,173)
Proceeds from issuance of common stock	59,810	48,000	262,260
Proceeds from credit line	--	--	72,584
Payment on credit line	(1,800)	--	(1,800)
Net cash provided by financing activities	58,010	110,740	308,320

NET CHANGE IN CASH	36,683	(3,359)	13,731

CASH AT BEGINNING OF PERIOD	13,147	36,099	36,099

CASH AT END OF PERIOD	$ 49,830	$ 32,740	$ 49,830

SUPPLEMENTAL INFORMATION:
Interest paid	$ --	$ --	$ 7,724
Income taxes paid	$ --	$ --	$ --
The accompanying notes are an integral part to these financial statements

CALA CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cala Corporation, (formerly Magnolia Foods, Inc.), (the “Company”) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006.  The Company is in the development stage of building an underwater resort and casino.  The Company became a Development Stage Company as of January 1, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Presentation – The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

B.       Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C.       Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2008, the Company had no issuable shares qualified as dilutive.  Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D.       Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E.       Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction - The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

F.       Shares Returned to Treasury – During 2005, 23,200 shares were repurchased to Treasury for $116. During 2006, 33,333 shares were repurchased to treasury for $1,000.

G.       Revenue Recognition - The income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue is recognized when it is due and payable by the tenants and in accordance with the basic principle of Financial Accounting Concept No. 5 (SFAC No.5) and SAB-104.

H.       Property and Equipment - Property and equipment consisting of improvements, equipment and furniture and fixtures are recorded at cost and are depreciated using the straight-line method over the useful estimated life.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  A summary of estimated useful lives is as follows:

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

The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk.  The Registrant bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

J.       The Company accounts for the underwater sea resort and ship development costs in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company reviews its long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

K.       The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the enterprise's inception.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of SFAS No. 157 did not have a material impact on the consolidated financial results of the Company.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Management believes that the adoption of SFAS No. 158 will not have a material impact on the consolidated financial results of the Company.

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

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $12,642,756 ($11,886,789 and $755,967, respectively).  The Company has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

In February 2, 2007, an officer of the Company was issued 15,000,000 shares of restricted common stock valued at $300,000 in lieu of salary for the year ended 2007. Common stock was issued to an officer in exchange for services. The shares issued were recorded using the fair market value of the services provided (See Note 2, Item E). The officer is also reimbursed for expenses paid on behalf of the Company as needed.

During the year ended 2007, the Company issued a director of the Company 10,600,000 shares of common stock valued at $268,000 for consulting fees included in Development Costs (See Note 7: Development Costs).

NOTE 6 - FIXED ASSETS

        Fixed Assets at March 31, 2008 consist of the following:

Building	$600,000
Land	150,000
Vehicles	45,307
$ 795,307

Less: Accumulated depreciation	(68,133)
$ 727,174

Depreciation expense for the three months ended March 31, 2008 and 2007 was $6,111 and $6,111, respectively.

For the three months ended March 31, 2007, the Company incurred an impairment loss on a vehicle.  The loss was treated as follows:

Original value	$8,000
Less accumulated depreciation	(1,554)
Less insurance payment on loss	(4,834)
Impairment loss	$ 1,612)

NOTE 7 - DEVELOPMENT COSTS

The Company is developing an under sea resort and ship for the recreational use by consumers.  The concept is in development stage or as better defined as the “preacquisition phase”. While the Company had expensed the development costs through the fiscal year ending December 2005 while in preliminary phase, the Company elected to capitalize the costs moving forward in accordance with the preacquisition guidance under statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

All common costs are allocated to each residential unit benefited and is based on the relative fair value before construction.  Construction costs will be allocated to each residential unit on the basis of relative sales value of the unit. The preacquisition phase was completed during the fiscal year December 31, 2007.  The Company is in the process of finding a buyer and funding the initial construction of a vessel Once the construction phase has been completed and the residential units are available for sale, the Company will allocate all capitalized costs to each residential unit and expense them upon the sale of the residential units.

The Company has to date incurred the following development costs;

Design payments to ship yards	$660,205
Engineering of glass design	25,000
Consulting fees to administrator	25,000
Total Development Costs	$710,205

NOTE 8- NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of March 31, 2008, the outstanding balance of the note including principal of $60,000 and interest of $7,953.

NOTE 9- LONG TERM DEBT

On July 16, 2006, the Company signed a Mortgage Modification Agreement with the lender on the building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was reduced to 5.25% per annum and the prepayment penalty was removed. If the note was paid in full by February 16, 2007, the note would be reduced by $100,000. The payment was not made by the required date so the note reduction did not take effect. In addition, a late fee penalty of 5% was added on all payments made later than 10 days from the initial due date. The prepayment penalty of $50,000 was eliminated.

The Company is in default on the mortgage and is the defendant in a lawsuit brought by the mortgage holder of the property. The Company was ordered to commence monthly payments of $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.  The Company has met the requirements of the Agreement as of June 30, 2008 yet is still 3 months in arrears on the mortgage payments per the mortgage payment schedule.

Long term debt is payable as follows:

Fiscal Year
2008	11,313
2009	9,482
2010	9,995
2011	10,531
2012	11,000
Thereafter	528,192
$580,613

NOTE 10 – STOCKHOLDERS’ EQUITY

During the period ending March 31, 2008, the Company issued 5,980,953 shares of common stock for cash with a value of $59,810.

NOTE 11 - COMMITMENTS & CONTINGENCIES

On January 9, 2006, the Company entered into a lease at 3160 Danville Blvd. Suite A, Alamo, CA consisting of 4,500 square feet for a restaurant.  The duration of the lease is 10 years with a renewable option for 5 more years. The monthly rent on the space is $8,500 plus taxes and common area charges.  Monthly rental may be adjusted on an annual basis. On August 1, 2006, the Company assigned the lease to a non-affiliated third party; however, the Company is liable for the lease through January 8, 2016.

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant in Roman, CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business.  As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non affiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company.

Following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2008:

2008	$ 128,574
2009	172,296
2010	174,396
2011	176,574
2012	178,812
Thereafter	573,299
Total	$ 1,403,951

On February 15, 2008, the Company signed a contract with the Odys Shipyard for building Undersea vessels.  Under the terms of the contract, the contract becomes effective when the registrant has placed a 50% deposit on the first vessel to be built. The Company has 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Company has no financial obligations until the initial payment has been completed. No payments have been made to the shipyard under the contract and the Company  has not received any notice of cancellation from the shipyard.

NOTE 12 - LEGAL MATTERS

The Company is the defendant in a law suit filed on February 21, 2008 in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Company at 13 Main Street Titusville, FL.  The matter was heard on March 14, 2008 and the Company was ordered to commence monthly payments of  $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.  The Company has met the requirements of the Agreement as of June 30, 2008.

The Company is in receipt of a letter from the Securities and Exchange Commission dated August 10, 2007.  The letter pointed to certain deficiencies in the 10-KSB that was filed for the year ending December 31, 2006.  The Company responded to the letter and has filed an amended copy of the 10-KSB/A for the year end December 31, 2006. The Company received an additional response letter from the SEC dated April 4, 2008. The Company has incorporated certain recommendations by the SEC into the 10-KSB/A for the year ended December 31, 2007 which was filed on July 29, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

The Company  is in the planning and development stage of building the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Company estimates that the average resort and casino including 50,000 square feet world class Spa by Pevonia and a 200,000 square foot convention center. The development should generate approximately $600 million while the total development cost should be approximately $460 million. The Company is in discussions with leaders in the hospitality, gambling, spa and convention industry to explore the possibility of a partnership or contractual arrangement with the Company. The undersea resort ships have the ocean available without the limitations of land. In addition, several locations are going to be three miles offshore the Florida coast because it’s considered international water and thus tax free.

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

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s shareholders due to the issuance of stock to acquire such an opportunity.

Results of Operations.

(a)    Revenues.

The Company reported no revenues for the three months ended March 31, 2008  and no revenue for the three months ended March 31, 2007.  The Company does receive rental income from the building it owns and this revenue is classified as Other Income.

(b)    General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $27,747 for the three months ended March 31, 2008 as compared to $130,745 for the three months ended March 31, 2007; representing a decrease of $102,998.  The decrease  is due primarily to the decrease in expenses for consulting services and operations.

(c)    Depreciation.

Depreciation for the three months ended March 31, 2008 and 2007 was $6,111 and $6,111, respectively.  The depreciation is attributable to the building and vehicles owned by the Company.

(d)    Interest Expense.

The Company incurred interest charges of $9,282 and $9,237 during the three months ended March 31, 2008 and 2007, respectively. The interest expense difference in the quarter ended March 31, 2008 is the result of mortgage payments not all being made during the three month period ending March 31, 2008.

(e)    Net Operating Loss Carryforward.

At March 31, 2007, the Company had available net operating loss carryforwards of approximately $11.4 million that may provide future tax benefits. This compares with net operating loss carryforwards of approximately $12.6 million at March 31, 2008.

(f)   Net Loss.

The Company reported a net loss of $137,195 for the three months ended March 31, 2007 as compared to a net loss of $34,564 for the three months ended March 31, 2008. The lower loss was attributable to decreased general and administrative costs during the period ending March 31, 2008.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control.  General factors that may affect the Company’s operating results include:

•    market acceptance of and changes in demand for products and services;
•    a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays in customer orders or the failure to retain customers;

•    gain or loss of clients or strategic relationships;
•    announcement or introduction of new services and products by the Company or by its competitors;
•    price competition;
•    the ability to upgrade and develop systems and infrastructure to accommodate growth;
•    the ability to introduce and market products and services in accordance with market demand;
•    changes in governmental regulation; and
•    reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management.  The loss of certain members of the Company’s senior management, including the Company’s chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the Company’s business and prospects.

Operating Activities.

The net cash used in operating activities was $21,327 for the three months ended March 31, 2008 compared to net cash used of $64,099 for the three months ended March 31, 2007.  This decrease is due primarily to reduced issuance of stock for services of $99,500 for the three months ended March 31, 2007 compared to the same period in 2008.

Investing Activities.

Net cash used in investing activities was zero for the three months period ending March 31, 2007 and zero for the same period ending March 31, 2008.

Financing Activities.

Net cash provided by financing activities was $58,010 for the three month period ending March 31, 2008 and $110,740 for the same period ending March 31, 2007.  Financing activities for the period ending March 31, 2007 were higher due to a combination of stock sales and note issued totaling $108,000 in the period ended March 31, 2007 verses stock sales of $59,810 in the period ended March 31, 2008.

Liquidity and Capital Resources.

As of March 31, 2008, the Company had total current assets of $52,330 and total current liabilities of $177,383, resulting in net working capital deficit of $125,053  During the three months ended March 31, 2008 and 2007, the Company incurred losses of $34,564 and $137,195, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $12,642,756 ($11,886,789 and $748,356, respectively).  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  In fact, the Company’s independent accountants’ audit report included in the Form 10-KSB/A for the year ended December 31, 2007 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

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

Inflation.

The impact of inflation on our costs and the ability to pass on cost increases to customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation arrangements; and (c) revenue recognition.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(b)    Stock-Based Compensation Arrangements.

The Company may issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services.  These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction.  These transactions will be reflected as a component of selling, general and administrative expenses in the Company’s statement of operations.

(c)    Revenue Recognition.

Sales are recognized when the product or service is delivered to the customer.

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under “Factors That May Affect Our Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

The Company is the defendant in a law suit filed on February 12, 2008 in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Registrant at 13 Main Street Titusville, FL.  The matter was heard on March 14, 2008 and the Registrant was ordered to commence monthly payments of  $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.  The Company has met the requirements of the Agreement as of June 30, 2008.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-KSB/A filing for the year ending December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities during the period ending March 31, 2008:

   (a)  On January 9, 2008, the Company sold a total of 1,000,000 shares of common stock to an individual for cash.  These shares were valued at a total of $10,000 ($0.01 per share).

   (b)  On March 27, 2008, the Company issued a total of 4,980,953 shares of common stock to an individual for cash for a total value of $49,810 ($0.01 per share).

No commissions were paid in connection with any of these sales.  These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933.  Each of the transactions did not involve a public offering and each of the investors represented that he/she was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company is in default on the mortgage on the building it owns at 13 Main Street Titusville, FL. The Company is the defendant in a law suit brought by the mortgage holder of the property. and was ordered to commence monthly payments of  $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.  The Company has met the requirements of the Agreement as of June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On March 10, 2008, the Registrant filed an 8-K announcing a contract between the Registrant and Odys Shipyard for building the Undersea vessels.  Under the terms of the contract, the contract becomes effective when the registrant has placed a 50% deposit on the first vessel to be built. The Registrant has 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Registrant has no financial obligations until the initial payment has been completed. No payments have been made under the contract and the Company has not received any form of cancellation.

On February 15, 2008, the Company signed a contract between with the Odys Shipyard for building Undersea vessels.  Under the terms of the contract, the contract becomes effective when the registrant has placed a 50% deposit on the first vessel to be built. The Registrant has 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Registrant has no financial obligations until the initial payment has been completed. No payments have been made to the shipyard under the contract and the Company  has not received any notice of cancellation from the shipyard.

The Registrant has held discussions and received affirmative agreement with the New York Harbor Department to dock resort ships in the Hudson River. As of this date no written contract has been completed

ITEM 6. EXHIBITS.

31  Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala.

32  Section 1350 Certification of Joseph Cala.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Cala Corporation

Dated: August 18th, 2008	By: /s/ Joseph Cala
Joseph Cala, President
Principal Executive Officer and Chief Financial Officer