Form 10-Q
period 2009-07-27
CALA CORP
filed 2009-07-28
CIK 794107

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

(713) 302-8689
(Company's Telephone Number)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes     X       No            .

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

                As of June 30, 2008, the Company had 302,547,100 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one): Yes          No    X   .

CALA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ --	$ 13,147
Total current assets	--	13,147

Property and equipment
Fixed assets-net of depreciation of $74,245 and $64,742, respectively	571,063	583,285
Land	150,000	150,000
Total property and equipment	721,063	733,285

Other assets
Development costs	710,205	710,205
Website development costs – net of amortization of $1,123 and $0, respectively	28,877	--
Total assets	$ 1,460,144	$ 1,456,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 78,615	$ 13,280
Bank overdraft	1,039	--
Credit card payable	35,569	72,584
Mortgage – current portion	37,611	8,550
Note payable	60,000	60,000
Due to related party	4,055	782
Accrued officers salary	95,000	--
Taxes payable	11,599	11,599
Total current liabilities	323,488	166,795

Long term liabilities
Mortgage	578,407	580,613
Less: Mortgage-current portion	(37,611)	(8,550)
Total long term liabilities	540,796	572,063
Total liabilities	864,284	738,858

Stockholders' equity
Common stock
$0.005 par value; 400,000,000 shares authorized 302,547,100 shares issued and
outstanding and 294,916,147 shares issued and outstanding Respectively	1,512,734	1,474,579
Paid-in capital	11,890,664	11,852,509
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(919,633)	(721,403)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' equity	595,860	717,779
Total liabilities and stockholders’ equity	$ 1,460,144	$ 1,456,637

The accompanying notes are an integral part of these condensed financial statements

CALA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended		For Six Months Ended		From January 1,
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	2007 through June 30, 2008

Income	$ --	$ --	$ --	$ --	$ --
General and administrative expense	146,594	131,426	174,341	262,170	870,658
Depreciation and amortization	7,235	6,111	13,346	12,222	37,792
Total operating expenses	153,829	137,537	187,687	274,392	908,450

Loss from operations	(153,829)	(137,537)	(187,687)	(274,392)	(908,450)

Other income(expense)
Other income	10,450	13,551	21,592	24,061	72,506
Interest expense	(9,310)	(11,809)	(18,592)	(21,047)	(67,035)
Impairment loss on fixed asset	--	--	--	(1,612)	(1,612)
Other expense	(10,976)	--	(13,542)	--	(15,041)
Total other income (expense)	(9,836)	1,742	(10,542)	(1,402)	(11,182)

Net loss	$ (163,665)	$ (135,795)	$ (198,229)	$ (272,990)	$ (919,632)

Earnings per share(Basic):
Loss from operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding (Basic)	301,541,605	278,155,460	298,788,897	270,987,707

  The accompanying notes are an integral part of these condensed financial statements

CALA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months		From Jan. 1, 2007
	Ended June 30,		through
	2008	2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (198,229)	$ (272,990)	(919,632)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Impairment loss	--	1,612	1,612
Depreciation and amortization	13,346	12,222	37,793
Stock based compensation issued for services	--	232,100	332,000
Allowance for doubtful accounts	--	--	60,500
Financing cost	--	--	105,000
Changes in operating assets and liabilities:
Bank overdraft	1,039	7,366	1,038
Increase in accounts receivable	--	--	(10,500)
Increase(decrease) in accounts payable and accrued expense	65,335	(8,377)	65,614
Increase(decrease) in accrued liabilities - related party	98,273	(49,168)	98,245
Net cash used in operating activities	(20,236)	(59,581)	(228,330)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for development costs	--	--	(70,001)
Disposal of fixed assets	--	--	4,833
Website development costs	(30,000)	--	(30,000)
Net cash used investing activities	--	--	(95,168)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage	(2,206)	(4,932)	(10,757)
Proceeds from notes payable	--	60,000	60,000
Payments on notes payable-related party	--	--	(76,173)
Proceeds from insurance	--	4,834	4,834
Proceeds from issuance of common stock	76,310	71,000	278,760
Proceeds from credit line	--	15,580	72,584
Payment on credit card	(37,015)	--	(37,015)
Net cash provided by financing activities	37,089	146,482	287,399

NET CHANGE IN CASH	(13,147)	(36,099)	(36,100)

CASH AT BEGINNING OF PERIOD	13,147	36,099	36,100

CASH AT END OF PERIOD	$ --	$ --	$ --

SUPPLEMENTAL INFORMATION:
Interest paid	$ 5,071	$ 15,420	$ 7,724
The accompanying notes are an integral part to these financial statements

CALA CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $12,806,422 ($11,886,789 and $919,633, respectively).  The Company has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.       Basis of Presentation – The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

B.         Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C.        Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of June 30, 2008, the Company had no issuable shares qualified as dilutive.  Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

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

I.        The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk.  The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

J.          The Company accounts for the underwater sea resort and ship development costs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company reviews its long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

K.       The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom. Development stage companies report cumulative costs from the enterprise's inception.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 2, 2007, an officer of the Company was issued 15,000,000 shares of restricted common stock valued at $300,000 in lieu of salary for the year ended 2007.

The shares issued were recorded using the fair market value of the services provided. The officer is also reimbursed for expenses paid on behalf of the Company as needed.

During the year ended 2007, the Company issued a director of the Company 10,600,000 shares of common stock valued at $268,000 for consulting fees included in Development Costs (See Note 7; Development Costs).

During the six months period ending June 30, 2008 the Company acc rued $ 95,000 for salary payable to an officer of the Company.

NOTE 6 - FIXED ASSETS

         Fixed Assets at June 30, 2008 and December 31, 2007 consist of the following:

	6/30/08	12/31/07
Building	$600,000	--
Land	150,000	--
Vehicles	45,308	--
	795,308	--
Less Accumulated Depreciation and amortization	(74,245)	--
	$721,063	$ --

Depreciation expense for the three months ended June 30, 2008 and 2007 was $6,111 and $6,111, and for the six months in the same periods were $ 12,223 and $6,111, respectively.

For the six months ended June 30, 2007, the Company incurred an impairment loss on a vehicle.  The loss was treated as follows:

Original value	$ 8,000
Less accumulated depreciation	(1,554)
Less insurance payment on loss	(4,834)
Impairment loss	$ 1,612

NOTE 7 - DEVELOPMENT COSTS

The Company is developing an under sea resort and ship for the recreational use by consumers.  The concept is in development stage or as better defined as the “preacquisition phase”. The Company had expensed the development costs through the fiscal year ending December 2005 while in preliminary phase; however, elected to capitalize the costs moving forward in accordance with the preacquisition guidance under statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

All common costs are allocated to each residential unit benefited and is based on the relative fair value before construction.  Construction costs will be allocated to each residential unit on the basis of relative sales value of the unit. The preacquisition phase was completed during the fiscal year ended December 31, 2007.  The Company is in the process of finding a buyer and funding the initial construction of a vessel. Once the construction phase has been completed and the residential units are available for sale, the Company will allocate all capitalized costs to each residential unit and expense them upon the sale of the residential units.

The Company has incurred the following development costs to date:

Design payments to ship yards	$ 660,205
Engineering of glass design	25,000
Consulting fees to administrator	25,000
Total Development Costs	$710,205

NOTE 8- NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of June 30, 2008 and December 31, 2007, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $3,390 and $6,283, respectively.

NOTE 9- LONG TERM DEBT

On July 16, 2006, the Company signed a Mortgage Modification Agreement with the lender on the building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was reduced to 5.25% per annum and the $50,000 prepayment penalty was removed. If the note was paid in full by February 16, 2007, the note would be reduced by $100,000. The payment was not made by the required date, therefore, the note reduction did not take effect. In addition, a late fee penalty of 5% was added on all payments made later than 10 days from the initial due date.

The Company is in default on the mortgage and is the defendant in a lawsuit brought by the mortgage holder of the property. The Company was ordered to commence monthly payments of $3,272 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.  The Company has met the requirements of the Agreement as of June 30, 2008, however is still 3 months in arrears on the mortgage payments per the mortgage payment schedule.

Long term debt is payable as follows:

Design payments to ship yards $ 660,205 Engineering of glass design 25,000 Consulting fees to administrator 25,000 Total Development Costs $710,205

Fiscal Year
2009	9,482
2010	9,995
2011	10,531
2012	11,100
2013	10,531
Thereafter	518,851
$ 579,186

NOTE 10 – STOCKHOLDERS’ EQUITY

During the six months ending June 30, 2008, the Company issued 7,630,953 shares of common stock for cash with a value of $76,309.

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

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant in Roman, CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business.  As a result, the Company assigned the lease to a non-affiliated third party on a sub-lease basis. The Company is still fully obligated to the terms of this lease. However, the non-affiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company.

Following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of June 30, 2008:

Fiscal Year
2009	172,296
2010	174,396
2011	176,574
2012	178,812
2013	181,098
Thereafter	392,201
Total	$ 1,362,251

On February 15, 2008, the Company signed a contract with the Odys Shipyard for building Undersea vessels.  Under the terms of the contract, the contract becomes effective when the Company has placed a 50% deposit on the first vessel to be built. The Company has 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Company has no financial obligations until the initial payment has been completed. No payments have been made to the shipyard under the contract and the Company  has not received any notice of cancellation from the shipyard.

NOTE 12 - LEGAL MATTERS

The Company is the defendant in a lawsuit filed on February 21, 2008 in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Company at 13 Main Street Titusville, FL.  The matter was heard on March 14, 2008 and the Company was ordered to commence monthly payments of  $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.  The Company has met the requirements of the Agreement as of June 30, 2008.  (See Note 13 – Subsequent Events)

The Company is in receipt of a letter from the Securities and Exchange Commission dated August 10, 2007.  The letter pointed to certain deficiencies in the 10-KSB that was filed for the year ending December 31, 2006.  The Company responded to the letter and has filed an amended copy of the 10-KSB/A for the year end December 31, 2006. The Company received an additional response letter from the SEC dated April 4, 2008. The Company has incorporated certain recommendations by the SEC into the 10-KSB/A for the year ended December 31, 2007 which was filed on July 29, 2008.

NOTE 13 – SUBSEQUENT EVENT

On September 30, 2008, the Company entered into a stipulated settlement agreement with the owner and mortgage holder of the building.  An order adopting the stipulation was issued by the Eighth Circuit Court of Brevard County, Florida on October 3, 2008. Under the terms of the agreement the Company was to vacate the building on October 12, 2008 and dismiss any counter claims it has against the mortgage holder of the property.  The mortgage holder of the building waived all deficiency against the Company and will assume title of the building.

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

Overview.

The Company  is in the planning and development stage of building the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Company estimates that the resort and casino will include a 50,000 square foot world class Spa by Pevonia and a 200,000 square foot convention center. The development should generate approximately $600 million of revenue from the sale of the units while the total development cost should be approximately $460 million. The Company is in discussions with leaders in the hospitality, gambling, spa and convention industry to explore the possibility of a partnership or contractual arrangement with the Company. The undersea resort ships have the ocean available without the limitations of land. In addition, several locations are going to be three miles offshore the Florida coast because it’s considered international water and thus tax free.

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

Results of Operations.

(a)        Revenues.

The Company reported no revenues for the three months and six months ended June 30, 2008 and no revenue for the same periods ended June 30, 2007.  The Company does receive rental income from the building it owns and this revenue is classified as Other Income. The Company received other income of $10,450 for the three months and $21,592 for the six months ended June 30, 2008 and $13,551 and $24,061 for the respective periods ending June 30, 2007.

(b)        General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $146,594 for the three months and $174,341 for the six months ended June 30, 2008 as compared to $131,426 for the three months and $262,170 for the six months ended June 30, 2007. The increase in this expense category was due primarily accrued salary due officer for services representing $100,000 for the six months period.

(c)        Depreciation and amortization.

Depreciation and amortization for the three months and six months ended June 30, 2008 was $7,235 and $13,346.  For the same periods ending June 30, 2007 depreciation and amortization recorded was $6,111 and $12,222.  The depreciation is attributable to the building and vehicles owned by the Company.

(d)        Interest Expense.

The Company incurred interest charges of $9,310 and $18,592 during the three months and six months ended June 30, 2008.  During the same periods ending June 30 2007, the Company incurred interest charges of $11,809 and $21,047, respectively.

 (e)     Net Loss.

The Company reported a net loss of $163,665 for the three months and $198,229 for the six months ended June 30, 2008 as compared to a net loss of $135,795 and $272,990 for the same period ended June 30, 2007. The loss was attributable to increased general and administrative costs during the period ending June 30, 2008.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control.  General factors that may affect the Company’s operating results include:

·          Market acceptance of and changes in demand for products and services;
·          A small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays in customer orders or the failure to retain customers;
·          gain or loss of clients or strategic relationships;
·          Announcement or introduction of new services and products by the Company or by its competitors;
·          Price competition;
·          The ability to upgrade and develop systems and infrastructure to accommodate growth;
·          The ability to introduce and market products and services in accordance with market demand;
·          Changes in governmental regulation; and
·          Reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management.  The loss of certain members of the Company’s senior management, including the Company’s chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the Company’s business and prospects.

Operating Activities.

The net cash used in operating activities was $20,236 for the six months ended June 30, 2008 compared to net cash used of $59,581 for the six months ended June 30, 2007.  This decrease is due primarily to the increase in accrued liabilities for the period ended June 30, 2008 compared to the same period in 2007.

Investing Activities.

Net cash used in investing activities was zero for the six months period ending June 30, 2007 and zero for the same period ending June 30, 2008.

Financing Activities.

Net cash provided by financing activities was $37,089 for the six month period ending June 30, 2008 and $146,482 for the same period ending June 30, 2007.  Financing activities for the period ending June 30, 2007 were higher due to a combination of stock sales and note issued totaling

$131,000 in the period ended June 30, 2007 verses stock sales of $76,310 and a reduction of credit lines by $37,015 in the period ended June 30, 2008.

Liquidity and Capital Resources.

As of June 30, 2008, the Company had total current assets of zero and total current liabilities of $323,488, resulting in net working capital deficit of $323,488.  During the six months ended June 30, 2008 and 2007, the Company incurred losses of $198,229 and $272,990, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $12,806,422 ($11,886,789 and $919,633, respectively).  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  In fact, the Company’s independent accountants’ audit report included in the Form 10-KSB/A for the year ended December 31, 2007 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

·          curtail operations significantly;
·          sell significant assets;
·          seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or
·          explore other strategic alternatives including a merger or sale of the Company.

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

Inflation.

The impact of inflation on our costs and the ability to pass on cost increases to customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the Company does not anticipate inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock-based compensation arrangements; and (c) revenue recognition.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Within the 90 days prior to the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was done under the supervision and with the participation of the Company’s president. Based upon that evaluation, he concluded that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

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

The Company is the defendant in a lawsuit filed on February 12, 2008 in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Company at 13 Main Street Titusville, FL.  The matter was heard on March 14, 2008 and the Company was ordered to commence monthly payments of $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.  The Company has met the requirements of the Agreement as of June 30, 2008.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-KSB/A filing for the year ending December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities during the six months ending June 30, 2008:
    (a)  On January 9, 2008, the Company sold a total of 1,000,000 shares of common stock to an individual for cash.  These shares were valued at a total of $10,000 ($0.01 per share).
    (b)  On March 27, 2008, the Company issued a total of 4,980,953 shares of common stock to an individual for cash for a total value of $49,809 ($0.01 per share).
    (c)  On May 16, 2008, the Company issued a total of 350,000 shares of common stock to an individual for cash for a total value of $3,500 ($0.01 per share).

    (d)  On May 28, 2008, the Company issued a total of 1,300,000 shares of common stock to five individuals for cash with a total value of $13,000 ($0.01 per share).

No commissions were paid in connection with any of these sales.  These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933.  Each of the transactions did not involve a public offering and each of the investors represented that he/she was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company is in default on the mortgage on the building it owns at 13 Main Street Titusville, FL. The Company is the defendant in a lawsuit brought by the mortgage holder of the property. and was ordered to commence monthly payments of  $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.  The Company has met the requirements of the Agreement as of June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On March 10, 2008, the Company filed an 8-K announcing a contract between the Company and Odys Shipyard for building the Undersea vessels.  Under the terms of the contract, the contract becomes effective when the Company has placed a 50% deposit on the first vessel to be built. The Company has 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Company has no financial obligations until the initial payment has been completed. No payments have been made under the contract and the Company has not received any form of cancellation.

The Company has held discussions and received affirmative agreement with the New York Harbor Department to dock resort ships in the Hudson River. As of this date no written contract has been completed.

ITEM 6.  EXHIBITS.

31  Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala.

32  Section 1350 Certification of Joseph Cala.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation

Dated: July 27th, 2009	By: /s/ Joseph Cala
Joseph Cala, President
Principal Executive Officer and Chief Financial Officer