Form 10-Q
period 2008-09-30
CALA CORP
filed 2010-03-18
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION

Exact Name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX 77002

(Address of Principal Executive Offices)

(713) 302-8689 .

(Company’s Telephone Number)

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
Large accelerated filer [ ]
Non-accelerated filer [ ]
Accelerated filed [ ]
Smaller reporting company [X]
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]
As of March 8, 2010, the Company had 304,866,147 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one): Yes  No X .

CALA CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ --	$ 13,147
Total current assets	--	13,147

Property and equipment
Fixed assets-net of depreciation of $36,447 and
$74,245, respectively	8,860	583,285
Land	--	150,000
Total property and equipment	--	733,285

Other assets
Development costs	--	710,205
Website development costs – net of amortization of $3,623
and $0, respectively	26,377	--
Total assets	$ 35,237	$ 1,456,637

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$ 21,914	$ 13,280
Credit card payable	20,099	72,584
Mortgage – current portion	--	8,550
Note payable	60,000	60,000
Due to related party	64,618	782
Accrued officers salary	95,000	--
Taxes payable	11,599	11,599
Total current liabilities	273,230	166,795

Long term liabilities
Mortgage	--	580,613
Less: Mortgage-current portion	--	(8,550)
Total long term liabilities	--	572,063
Total liabilities	237,230	738,858

Stockholders' equity( deficit)
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 304,866,147 and 294,916,147,
respectively	1,524,328	1,474,579
Additional paid-in capital	11,909,259	11,852,509
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(1,783,675)	(721,403)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' equity (deficit)	(237,993)	717,779
Total liabilities and stockholders’ equity (deficit)	$ 35,237	$ 1,456,637

The accompanying notes are an integral part of these condensed financial statements

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended September 30, 2008	For three Months Ended September 30, 2007	For Nine Months Ended September 30, 2008	For Nine Months Ended September 30, 2007	From Inception (January 1, 2007) through September 30, 2008
Income	$ --	$ --	$ --	$ --	$ --
General and administrative expense	16,950	221,708	191,290	485,379	887,608
Depreciation and amortization	8,612	6,111	21,958	18,336	46,403
Total operating expenses	25,562	227,819	213,248	503,713	934,011

Loss from operations	(25,562)	(227,819)	(213,248)	(503,713)	(934,011)

Other income(expense)
Other income	1,500	8,162	23,092	33,724	74,007

Interest expense	(8,026)	(6,710)	(26,619)	(27,757)	(75,062)
Impairment loss on assets	(710,205)	--	(710,205)	(1,612)	(711,817)
Loss on disposal of assets	(121,559)	--	(121,559)		(121,559)
Other expense	(192)	--	(13,734)	--	(15,234)
Total other income (expense)	(838,481)	(1,452)	(849,024)	4,355)	(849,664)

Net loss	$ (864,043)	$ (226,367)	$ (1,062,272)	$ (499,358)	$ (1,783,675)

Earnings per share(Basic):
Loss from operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding (Basic)	302,347,100	285,084,764	299,950,789	273,786,046

The accompanying notes are an integral part of these condensed financial statements

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For Nine Months Ended September 30, 2008	For Nine Months Ended September 30, 2007	From January 1, 2007 through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,062,272)	$ (499,358)	$ (1,783,675)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Impairment loss	710,205	1,612	711,817
Depreciation and amortization	21,957	18,336	41,848
Stock based compensation issued for services	--	598,241	332,000
Allowance for doubtful accounts	--	-	60,500
Financing cost	--	-	105,000
Loss on disposal of assets	121,559		121,559

Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	(10,500)
Increase (decrease) in accounts payable and accrued expense	16,245	7,523	16,245

Increase (decrease) in accrued liabilities - related party	95,000	(70,646)	94,972
Net cash used in operating activities	(97,306)	55,708	(310,234)

CASH FLOW FROM INVESTING ACTIVITIES

Payments for development costs
Disposal of fixed assets
	-- --	(338,000) --	(70,001) 4,832
Net cash used investing activities	--	(338,000)	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage	(3,693)	(6,375)	(12,244)
Proceeds from notes payable	63,837	60,000	123,837
Payments on notes payable-related party	--	--	(76,173)
Proceeds from insurance	--	4,834	4,834
Proceeds from issuance of common stock	76,500	119,000	278,950
Proceeds from credit card	(52,485)	68,980	20,099

Net cash provided by financing activities	84,159	246,439	339,303

NET CHANGE IN CASH	(13,147)	(35,853)	(36,100)

CASH AT BEGINNING OF PERIOD	13,147	36,099	36,100

CASH AT END OF PERIOD	$ --	$ 246	$ --

SUPPLEMENTAL INFORMATION:
Interest paid	$ --	$ 23,105	$ 7,724
Income taxes paid	$ --	$ --	$ --
Satisfaction of accounts payable with common stock	$ 30,000	$ --	$ 30,000

The accompanying notes are an integral part to these financial statements

CALA CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,670,464 ($11,886,789 and $1,783,675, respectively). The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

B. Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Financial Statement Accounting Board Accounting Standards Codification 260 (ASC 260) "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2008, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

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

G. Revenue Recognition - The income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue is recognized when it is due and payable by the tenants and in accordance with SAB-104.

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

J. The Company accounts for the underwater sea resort and ship development costs in accordance with ASC 360-10, “Property, Plant, and Equipment”. The Company reviews its long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

K. The accompanying consolidated financial statements have been prepared in accordance with the ASC 915 " Development-Stage Entities". A development-stage entity is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the enterprise's inception.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued ASC 820 “Fair Value Measurements and Disclosures”.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of ASC 820 did not have a material impact on the consolidated financial results of the Company.

In February 2007, the FASB issued ASC 825, "Financial Instruments". ASC 825 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of ASC 825 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that ASC 825 will have on our financial statements.

In December 2007, the FASB issued ASC 810-10-65, “Consolidation” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued ASC 815, “Derivatives and Hedging”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At December 31, 2007, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of ASC 815 and will disclose when appropriate.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued ASC 944, “Financial Services Insurance”. ASC 944requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. ASC 944requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 2, 2007, an officer of the Company was issued 15,000,000 shares of restricted common stock valued at $300,000 in lieu of salary for the year ended 2007.

The shares issued were recorded using the fair market value of the services provided. The officer is also reimbursed for expenses paid on behalf of the Company as needed.

During the year ended 2007, the Company issued a director of the Company 10,600,000 shares of common stock valued at $268,000 for consulting fees included in Development Costs (See Note 7-Development Costs).

During the nine months period ending September 30, 2008, the Company accrued $100,000 for salary payable to an officer of the Company; $5,000 of the accrued salary has been paid.

During the nine months period ending September 30, 2008, an officer advanced $63,836 to the Company for operating expenses and debt reduction for an outstanding balance of $64,618 as of September 30, 2008.
NOTE 6 - FIXED ASSETS Fixed Asset at September 30, 2008 and December 31, 2007 consist of the following:
	9/30/08	12/31/07
Building	--	600,000
Vehicles	45,308	45,308
Land	--	150,000
	------------	-----------
	45,308	795,308
Less accumulated depreciation	(36,447)	(62,023)
	-------------	-----------
	$ 8,860	$733,285
	=============	============

Depreciation expense for the three months ended September 30, 2008 and 2007 was $6,111 for both years, and for the nine months in the same periods were $18,334 and $18,336, respectively.

During the nine months ended September 30, 2008, the Company defaulted on the mortgage loan related to its land and building with a historical cost of $750,000 and accumulated depreciation of $43,190. Consequently, the title to the land and building were transferred to the mortgage holder as settlement for the outstanding mortgage loan totaling $584,531 resulting in a net loss on disposal of assets totaling $121,559 for the nine months ended September 30, 2008. (See Note 9 for additional discussion).

For the nine months ended September 30, 2007, the Company incurred an impairment loss on a vehicle. The loss was treated as follows:
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

All common costs are allocated to each residential unit benefited and is based on the relative fair value before construction. Construction costs will be allocated to each residential unit on the basis of relative sales value of the unit. The preacquisition phase was completed during the fiscal year ended December 31, 2007. The Company is in the process of finding a buyer and funding the initial construction of a vessel. Once the construction phase has been completed and the residential units are available for sale, the Company planned to allocate all capitalized costs to each residential unit and expense them upon the sale of the residential units.

The Company has incurred the following development costs to date:

Design payments to ship yards	$ 660,205
Engineering of glass design	25,000
Consulting fees to administrator	25,000
Total Development Costs	$710,205

As of September 30, 2008, the development costs were impaired as the construction of the undersea ship relating to the development costs has not been contracted or started. The asset, including blueprints and construction plans for the undersea ship are feasible and usable but the economic feasibility of financing the project under the present economic conditions have not allowed the Company to go ahead with the project. The Company will still continue to seek the financing to complete the project and build an undersea ship however, there is no assurance that the Company will be successful in obtaining such needed funds.

NOTE 8- NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of September 30, 2008 and December 31, 2007, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $11,409 and $6,283, respectively.

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

The Company defaulted on the mortgage and was the defendant in a lawsuit brought by the mortgage holder of the property. The Company was ordered to commence monthly payments of $3,272 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter. The Company has met the requirements of the Agreement as of September 30, 2008, however is still 3 months in arrears on the mortgage payments per the mortgage payment schedule.

On September 30, 2008, the Company reached an agreement with the mortgage holder that returned the building to the mortgage holder and negated any amounts due from the Company to the mortgage holder. The transaction resulted in a net loss on disposal of assets totaling $121,559.

The loss on disposal of assets was calculated as follows:
Historical Value-Building

$ 600,000

Historical Value-Land

150,000

Depreciation

(43,910)

Carrying value

706,090

Mortgage debt

584,531

Loss on disposal of assets

$ (121,559)

NOTE 10 – STOCKHOLDERS’ EQUITY

In January 2008, the Company issued 1,000,000 shares of common stock for $10,000 cash or $0.01 per share.

In March 2008, the Company issued 5,000,000 shares of common stock net of fees for $49,809 cash or $0.01 per share.

In May 2008, the Company issued 1,450,000 shares of common stock for $14,500 cash or $0.01 per share.

In July 2008, the Company issued 3,000,000 shares of common stock in lieu of accounts payable for a total of $30,000 or $0.01 per share.

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

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, San Roman, CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub-lease basis. The Company is still fully obligated to the terms of this lease. However, the non-affiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. (See Note 13: Subsequent Events)

Following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2008:

2009

43,202

2010

174,396

2011

176,574

2012

178,812

2013

181,098

Thereafter

392,201

Total

$1,146,283

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

NOTE 12 - LEGAL MATTERS

The Company was the defendant in a lawsuit filed on February 21, 2008 in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Company at 13 Main Street Titusville, FL. The matter was heard on March 14, 2008 and the Company was ordered to commence monthly payments of $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter.

On September 30, 2008, the Company entered into a stipulated settlement agreement with the owner and mortgage holder of the building. An order adopting the stipulation was issued by the Eighth Circuit Court of Brevard County, Florida on October 3, 2008. Under the terms of the agreement the Company vacated the building on October 12, 2008 and dismissed any counter claims it has against the mortgage holder of the property. The mortgage holder of the building waived all deficiency against the Company and assumed title of the building.

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

NOTE 13 – SUBSEQUENT EVENT

On January 20, 2009 a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On November 2, 2009, the Company issued 16,000,000 shares of common stock with a value of $32,000 for services.

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

Overview.

The Company is in the planning and development stage of building the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Company estimates that the resort and casino will include a 50,000 square foot world class Spa by Pevonia and a 200,000 square foot convention center. The development should generate approximately $600 million of revenue from the sale of the units while the total development cost should be approximately $460 million. The Company is in discussions with leaders in the hospitality, gambling, spa and convention industry to explore the possibility of a partnership or contractual arrangement with the Company. The undersea resort ships have the ocean available without the limitations of land.. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s shareholders due to the issuance of stock to acquire such an opportunity.

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

Results of Operations.

(a) Revenues.

The Company reported no revenues for the three months and nine months ended September 30, 2008 and no revenue for the same periods ended September 30, 2007. The Company did receive rental income from the building it owned and revenue from the sublease of one of the restaurants it released. This revenue is classified as Other Income. The Company received other income of $1,500 for the three months and $23,092 for the nine months ended September 30, 2008 and $8,162 and $33,724 for the respective periods ending September 30, 2007.

(b) General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $16,950 for the three months and $191,290 for the nine months ended September 30, 2008 as compared to $221,708 for the three months and $485,379 for the nine months ended September 30, 2007. The decrease in this expense category was due primarily to reduced accrued salary due officer for services and lower administrative costs.

(c) Depreciation and amortization.

Depreciation and amortization for the three months and nine months ended September 30, 2008 was $8,612 and $21,958. For the same periods ending September 30, 2007, depreciation and amortization recorded was $6,111 and $18,336. The depreciation is attributable to the building that was owned by the Company and vehicle owned by the Company.

(d) Interest Expense.

The Company incurred interest charges of $8,026 and $26,619 during the three months and nine months ended September 30, 2008. During the same periods ending September 30 2007, the Company incurred interest charges of $6,710 and $27,757, respectively.

(e) Other Income and expense

The Company, due to relinquishing the building incurred a loss on disposal of assets of $121,559 during the period ending September 30, 2008. None was incurred during the same period in 2007.

The development costs for the undersea ship project were impaired during the period ending September 30, 2008 as construction has not been started on the project. The impairment loss was $710,205 for the period ending September 30, 2008 compared to a similar loss of $1,612 during the same period in 2007. Even though the Company has impaired the cost of development, the Company continues it efforts to bring the project to fruition.

(f) Net Loss.

The Company reported a net loss of $864,043 for the three months and $1,062,272 for the nine months ended September 30, 2008 as compared to a net loss of $226,367 and $499,358 for the same period ended September 30, 2007. The loss for the quarter ended September 30, 2008 was primarily attributable to the loss on the building and the impairment of the development cost during the period ending September 30, 2008.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company’s operating results include:

  market acceptance of and changes in demand for products and services;

  a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays in customer orders or the failure to retain customers;

  gain or loss of clients or strategic relationships;

  announcement or introduction of new services and products by the Company or by its competitors;

  price competition;

  the ability to upgrade and develop systems and infrastructure to accommodate growth;

  the ability to introduce and market products and services in accordance with market demand;

  changes in governmental regulation; and

  reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company’s senior management, including the Company’s chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the Company’s business and prospects.

Operating Activities.

The net cash used in operating activities was $97,306 for the nine months ended September 30, 2008 compared to net cash used of $55,708 for the nine months ended September 30, 2007. This increase is due primarily to the loss on the building for the period ended September 30, 2008 compared to the same period in 2007.

Investing Activities.

Net cash used in investing activities was $338,000 for the nine months period ending September 30, 2007 and zero for the same period ending September 30, 2008.

Financing Activities.

Net cash provided by financing activities was $84,159 for the nine month period ending September 30, 2008 and $246,439 for the same period ending September 30, 2007. Financing activities for the period ending September 30, 2007 were higher due to a combination of stock sales and note issued totaling $179,000 in the period ended September 30, 2007 versus stock sales of $76,500 and a reduction of credit lines by $52,485 in the period ended September 30, 2008.

Liquidity and Capital Resources.

As of September 30, 2008, the Company had total current assets of zero and total current liabilities of $273,230, resulting in net working capital deficit of $273,230. During the nine months ended September 30, 2008 and 2007, the Company incurred losses of $1,062,272 and $499,358, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,670,464 ($11,886,789 and $1,783,675, respectively). These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-KSB/A for the year ended December 31, 2007 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

The Company is the defendant in a lawsuit filed on February 21, 2008 in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Company at 13 Main Street Titusville, FL. The matter was heard on March 14, 2008 and the Company was ordered to commence monthly payments of $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter. The Company has not met the requirements of the Agreement as of September 30, 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities during the nine months ending September 30, 2008:

(a) On January 9, 2008, the Company sold a total of 1,000,000 shares of common stock to an individual for cash. These shares were valued at a total of $10,000 ($0.01 per share).

(b) On March 27, 2008, the Company issued a total of 5,000,000 shares of common stock to an individual for cash for a total value of $49,809 ($0.01 per share).

(c) On May 16, 2008, the Company issued a total of 350,000 shares of common stock to an individual for cash for a total value of $3,500 ($0.01 per share).

(d) On May 28, 2008, the Company issued a total of 1,100,000 shares of common stock to five individuals for cash with a total value of $11,000 ($0.01 per share).

(e) On July 2, 2008, the Company issued a total to 3,000,000 shares of common stock to one individual for accounts payable with a total value of $30,000 ($0.01per share)

No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company was in default on the mortgage on the building it owns at 13 Main Street Titusville, FL. The Company was the defendant in a lawsuit brought by the mortgage holder of the property and was ordered to commence monthly payments of $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter. The Company has not met the requirements of the Agreement.

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

On November 19, 2008, the Company filed an 8-K noting the formation of a management division within the Company. No activity has taken place within the division since the announcement.

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

Cala Corporation.

Dated: March 17, 2010 By: /s/ Joseph Cala
Joseph Cala, President
Principal Executive Officer and Chief Financial Officer