Form 10-K
period 2008-12-31
CALA CORP
filed 2010-04-26
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer □ Accelerated filer□
Non-accelerated filer □ (Do not check if smaller reporting company Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No X .

The Registrant’s revenues for the fiscal year ended December 31, 2008 was zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 $ 733,374 As of April 20, 2010, the Registrant had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X .

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules

16

Signatures

17

PART I.
ITEM 1. BUSINESS.

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on September 13, 1985 under the laws of the State of Oklahoma. The Registrant's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. In addition, the Registrant operated restaurants under lease which were discontinued during the year. Currently, the Registrant is in the development stage of building an underwater resort and casino.

Business Development.

The Registrant has designed an undersea resort. The Registrant, through the expertise of Mr. Ray Francis has solved the naval engineering problems originally presented by the project. Mr. Francis, brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis talents allow for a design that benefits the customer’s safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life. This coupled with Joseph Cala’s knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Registrant to finalize two naval engineered designs for the Undersea Resort and Residence. The Registrant engaged Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind of many landmark resorts and theme parks. In addition, the Company is working with prestigious maritime companies such as Stodga of Poland and FinCantieri of Italy.

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

The Registrant completed the design phase of development and is seeking financing to begin the construction phase of the project. Included in the financing stage is the concept of pre-selling the vessels prior to the beginning of construction. As of this date the Registrant does not have any commitments for financing or purchase of any units. The Registrant initiated a contract with a shipyard for building the units.

Management believes that the project has a great chance of success however; there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual costs incurred.

The Registrant owns no patents or trademarks, and has no employees.

ITEM 1A RISK FACTORS

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

The Registrant incurred General and Administrative expenses of $234,762 for the year ending 2008 and $694,705 for the year ending 2007. Stock for services consisted of zero and $332,000 of the total general and administrative expense for the years ending 2008 and 2007, respectively. Officers salary of $150,000 and legal and accounting of $46,235 were the major components of G&A during the year ended 2008 while consulting expense of $64,241 and legal and accounting of $62,932 were the other major components for the year ending 2007.

The Registrant has incurred net losses: $1,114,398 for the fiscal year ended December 31, 2008 and $721,403 for the fiscal year ended December 31, 2007. The Registrant’s current liabilities exceed its current assets by $320,590 as of December 31, 2008 and $184,366 as of December 31, 2007. At December 31, 2008, the Registrant had an aggregate accumulated deficit and accumulated deficit during the development stage of $13,722,590 ($11,886,789 and $1,835,801, respectively). This raises substantial doubt about the Registrant’s ability to continue as a going concern.

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

(b) Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant’s business plan. The Registrant’s independent accountant audit report included in this Form 10-K includes a substantial doubt paragraph regarding the Registrant’s ability to continue as a going concern.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company’s financial condition, which could require the company to:

 curtail operations significantly;

 sell significant assets;

 seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

 explore other strategic alternatives including a merger or sale of the company. To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant’s operations. Regardless of whether the Registrant’s cash assets prove to be inadequate to meet the Registrant’s operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c) Loss of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

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

(i) Failure to Maintain Market Makers May Affect Value of Registrant’s Stock.

If the Registrant is unable to maintain a Financial Industry Regulatory Authority member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(j) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

All of the shares of common stock that are currently held, directly or indirectly, by significant shareholders of the Registrant as shown in the chart under Part III, Item 11 of this Form 10-K, have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

ITEM 2. PROPERTY. The Registrant maintains an office at 1314 Texas Street, Suite 400, Houston, TX 77002. It currently does not own any equipment at that location.

ITEM 3. LEGAL PROCEEDINGS.

In 2003, the Registrant obtained a judgment against I.M.O.I.L, Gisella Manciniand Quirino Caparelli in the amount of $2.7 million. The judgment has not been collected and is not included in the financial statements. During the years ending in 2008 and 2007, the Registrant has not actively pursued the collection of the judgment. The Registrant received the judgment resulting from a lawsuit initiated by the Registrant due to losses incurred from lack of performance by the defendant in a merger agreement with the Registrant. As the defendant is in a foreign jurisdiction the Registrant feels it is unlikely the judgment will be collected without the investment of large legal fees.

The Company is the defendant in a lawsuit filed on February 21, 2008 in Brevard County, Florida Case No: 05-2008-CA-019105 which was brought by the mortgage holder of the property owned by the Company at 13 Main Street Titusville, FL. The matter was heard on March 14, 2008 and the Company was ordered to commence monthly payments of $3,272.32 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter. The Company did not meet the requirements of the Agreement.

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

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant’s common stock trades on the National Quotation Bureaus’ Pink Sheets (now know as Pink Sheets LLC), where it continues to trade under the symbol “CCAA”. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended on December 31, 2008 (1)

	High	Low
Quarter Ended December 31, 2008	0.006	0.0012
Quarter Ended September 30, 2008	0.007	0.0015
Quarter Ended June 30, 2008	0.012	0.0030
Quarter Ended March 31, 2008	0.020	0.0010
(1) The Registrant’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007
	High	Low
Quarter Ended December 31, 2007	0.025	0.006
Quarter Ended September 30, 2007	0.029	0.012
Quarter Ended June 30, 2007	0.028	0.017
Quarter Ended March 31, 2007	0.0324	0.019

Holders of Common Equity.

As of December 31, 2008, the Registrant had approximately 515 shareholders of record.

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

Sales of Unregistered Securities.

The Registrant made no sales of unregistered securities (restricted stock) during the year which have not been reported in the 10 Q’s filed for the first three quarters for the year ending December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA
Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

The Registrant designed to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Registrant estimates that the average residential development should generate approximately $600 million of revenue from the sale of the units while the total development cost should be approximately $460 million. This is based on initial estimates of unit costs and revenue generated in the sale of the vessels as it is the intent of the Registrant to build the vessels under the Registrants design for sale to prospective buyers. The Registrant does not initially intend to own any of the vessels being built. Therefore, the management believes that the project has a great chance of success however there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual costs incurred. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the ocean available with no purchase costs, and without the limitations of land.

The Registrant plans to finalize plans for securing the financing and construction of the resort. The beginning of construction is dependent on the Registrant completing its plan of financing and contracting for the construction, both of which will highly impact the Registrants ability to carry out its business plan.

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

Capital Expenditures.

On December 1, 2005, the Registrant purchased a building and land for an aggregate amount of $750,000 of which the Registrant paid $150,000 plus closing costs and a mortgage note of $600,000. The mortgage bears an interest rate of eight (8%) percent with 240 monthly principal and interest payments of $5,020.24 stating on January 16, 2006. The note contains a prepayment penalty of $50,000 if the note is paid prior to December 16, 2007.

On July 16, 2006, the mortgage was modified with a principal balance of $592,592.51 extending the mortgage through July 15, 2036. The mortgage was amended to eliminate the prepay penalty of $50,000 in the original mortgage, grant a reduction in the mortgage principal of $100,000 if the mortgage is paid off on or before February 17, 2007 and reduced the interest rate to five and one quarter percent (5.25%). A late fee of five percent (5%) on payment over ten (10) days was added to the mortgage. The prepayment reduction was not realized during the year and has expired.

On September 30, 2008, the Company agreed to vacate the building and return title to the mortgage holder. Upon vacating the building the mortgage holder through a court order relieved the Company of all liabilities connected to the ownership and occupancy of the building. The result of this transaction was a loss on disposal of assets of $121,560.

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

ITEM 8. FINANCIAL STATEMENTS.

Financial statements are audited and included herein beginning on Exhibit 1, page 18 and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 9B OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

On February 28, 2006, John Del Fevro resigned as a director of the Registrant. On October 1, 2006, Larry Pfautsch was elected to the board of directors and Robert Mosley resigned. On November 1, 2006, Ray Francis was elected to the board of directors of the Registrant.

The name, age, and respective position of the directors and executive officer of the Registrant are set forth below. The director named below will serve until the next annual meeting of the Registrant’s stockholders or until his successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant’s affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors of the Registrant.

Director and Executive Officer.

Joseph Cala, 48, Director, Chairman and CEO

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

Larry S. Pfautsch, 60, Director
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

Mr. Ray Francis, 72, Director

Mr. Francis, President of UnderSea Resort Design, was elected to the Board of Directors of Cala Corporation. Having completed his undersea naval design to the strict maritime rules of Lloyds Register of Shipping, Mr. Francis conducts his day to day operational responsibilities at the UnderSea Resort Headquarters and will commence his role as a director and principal in the Company’s oceanic construction operations.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compen- sation ($)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Joseph Cala,(1)
President
	2008 2007 2006	150,000 300,000 352,986	- - -	- - -	- - -	- - -	- - -	- - 16,445
Mr. Cala was appointed a director and president in 1999.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future, directly or indirectly, by the Registrant to any officer or director since there is no existing plan as of December 31, 2008 which provides for such payment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of March 31, 2010 (320,886,147 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joseph Cala 1314 Texas Street Houston, TX 77002	114,042,405	35.5%
Common Stock	Larry Pfautsch 1314 Texas Street Houston, TX 77002	11,500,000	3.6%
Common Stock	Raymond Francis 1314 Texas Street Houston, TX 77002	12,000,000	3.7%
Common Stock	Shares of all directors and executive officers as a group (1 person)	137,542,405	42.8%

  (1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

In 2005, the officer of the Registrant was issued 7,000,000 shares to reduce accrued salary of $112,500. On January 2006, an officer of the Registrant returned 300,000 shares of common stock and received $ 15,000 in cash. The shares were cancelled. On August 2006, an officer of the Registrant returned 7,166,425 shares to the Registrant for a note payable of $ 214,993. The shares were cancelled. On November 21, 2006, the Registrant issued an officer of the Registrant 16,611,111 shares of common stock valued at $ 352,986 for salary for the year ended 2006. On February 2, 2007, the Registrant issued 15,000,000 shares of common stock valued at $ 300,000 for salary for the year ended 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by De Joya Griffith and Company, LLC for Form 10-K for 2007 was $20,000 and 2008 was $27,000.

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

PART IV

ITEM 15 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

On February 27, 2007, the Registrant filed an 8-K appointing the accounting firm of the firm De Joya Griffith & Company, LLC, of Henderson, Nevada, as the principal accountant to audit the Registrant's financial statements for the fiscal year of the Registrant ended December 31, 2006.

On March 10, 2008, the Registrant filed an 8-K announcing a contract between the Registrant and Odys Shipyard for building the Undersea vessels. Under the terms of the contract the contract becomes effective when the registrant has place a 50% deposit on the first vessel to be built. The Registrant had 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Registrant has no financial obligations until the initial payment has been completed. The Registrant has not met its obligations per the contract so the contact could be cancelled by the shipyard.

On November 19, 2008, the Registrant filed an 8-K that the Company had created a new hospitality management division. The new division mission is to sign hospitality management contracts with independent owners.

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

Cala Corporation

Dated: April 23, 2010 By: /s/ Joseph Cala

Joseph Cala, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ Joseph Cala
Joseph Cala

President (principal financial and accounting officer)/Director
April 23, 2010
/s/ Raymond Francis
Raymond Francis
	Director	April 23, 2010
/s/ Larry Pfautsch
Larry Pfautsch
	Director	April 23, 2010

CALA CORPORATION

FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

TABLE OF CONTENTS

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM …….19

  BALANCE SHEET……………………………………………………………………. .20

  STATEMENTS OF OPERATIONS……………………………………………… ……21

  STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)……………………….….22

  STATEMENTS OF CASH FLOWS……………………………………………………..23

  NOTES TO FINANCIAL STATEMENTS……………………………………………… 25

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cala Corp

Houston, TX

We have audited the accompanying balance sheets of Cala Corp (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from January 1, 2007 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corp (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from January 1, 2007 through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

Henderson, NV

April 4, 2010

CALA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(AUDITED)

ASSETS
	2008	2007
Current assets
Cash	$ --	$ 13,147
Total current assets	--	$ 13,147

Fixed assets, net of accumulated depreciation of $38,712 and $62,022	6,595	583,285
Land	--	150,000
Total fixed assets	6,595	733,285

Other assets
Website development	23,877	--
Development Cost	--	710,206
Total assets	$ 30,472	$ 1,456,637

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities
Accounts payable and accrued expense	$ 49,972	$ 85,864
Notes payable - officer/stockholder	65,419	782
Officer salary payable	133,600	--
Mortgage-current portion	--	39,268
Taxes payable	11,599	11,599
Notes payable	60,000	60,000
Total current liabilities	320,590	197,513

Long term liabilities
Mortgage	--	580,613
Less: Mortgage-current portion	--	(39,268)
Total long term liabilities	--	541,345
Total liabilities	320,590	738,858

Stockholders’ equity(deficit)
Common stock,
$0.005 par value; 400,000,000 shares authorized issued and outstanding 304,866,147 and 294,916,147, respectively:
	1,524,329	1,474,579
Additional paid-in capital	11,909,259	11,852,509
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(1,835,801)	(721,403)
Treasury stock -56,533 shares @cost	(1,116)	(1,116)
Total stockholders’ equity(deficit)	(290,118)	717,779
Total liabilities and stockholders’ equity (deficit)	$ 30,472	$ 1,456,637

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FROM JANUARY 1, 2007 TO DECMBER 31, 2008
(AUDITED)
	2008	2007	January 1, 2007 to December 31, 2008
Income	$ --	$ --	$ --

General and administrative expense
234,762

694,705

929,467

Depreciation and amortization	26,724	24,446	51,170
Total operating expenses	261,486	719,151	980,637

Loss from operations	(261,486)	(719,151)	(980,637)

Other income (expense)

Interest expense	(30,698)	(48,443)	(79,141)
Other income	23,092	50,915	74,007
Impairment loss on fixed asset	(710,205)	(1,612)	(711,817)
Other expense	(13,541)	(3,112)	(16,653)
Loss on disposal of assets	(121,560)	--	(121,560)
Total other income (expense)	(852,912)	(2,252)	(855,164)

Net loss	$ (1,114,398)	$ (721,403)	$ 1,835,801)

Earnings per share:
Net loss per share-basic	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic	300,554,791	280,079,254

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(AUDITED)

	Common Stock Number Shares	$0.005 Amount	Additional Paid-In Capital	Accumulated Deficit	Development Stage Accumulative Deficit	Stock Subscription	Treasury Shares	Stock	Total Stockholders’ Equity (Deficit)
Balance 12/31/06	249,251,980	1,246,258	$11,133,380	$ (11,886,789)	$ --	(50,000)	$ (56,533)	$ (1,116)	$441,733

Shares issued for cash @ $0.01-.35 per share	13,814,167	69,071	133,379	--	--	--	--	--	202,450

Shares issued for services classified as a capitalized cost @ $0.02 per share	10,600,000	53,000	215,000	--	--	--	--	--	268,000

Shares issued for Services @ $0.02-0.03 per share	1,250,000	6,250	25,750	--	--	--	--	--	32,000

Shares issued for Salaries @ $0.02 per share	15,000,000	75,000	225,000	--	--	--	--	--	300,000

Shares issued in lieu of debt @$0.01 per share	5,000,000	25,000	120,000	--	--	--	--	--	40,000

Allowance for outstanding receivable						50,000			50,000

Net Loss	--	--	--	--	(721,403)	--	--	--	(721,403)

Balance 12/31/07	294,916,147	$ 1,474,579	$11,852,509	$ (11,886,789)	$ (721,403)	$ --	$ (56,533)	$ (1,116)	$ 717,780

Shares issued for cash $0.01 per share	6,950,000	34,750	41,750	--	--	--	--	--	76,500

Stock issued in lieu of Accounts payable	3,000,000	15,000	15,000	--	--	--	--	--	30,000

Net Loss	--	--	--	--	(1,114,398)	--	--	--	(1,114,398)

Balance 12/31/08	304,866,147	$ 1,524,329	$11,909,259	$(11,886,789)	$ (1,835,801)	$ --	$ (56,533)	$ (1,116)	$(290,118)

The accompanying notes are an integral part of the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FROM JANUARY 1, 2007 TO DECEMBER 31, 2008
(AUDITED)
	2008	2007	January 1, 2007 to December 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,114,398)	$(721,403)	$(1,835,801)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Depreciation and amortization	26,722	24,445	51,167
Impairment on assets	710,205	1,612	711,818
Stock issued for services	--	332,000	332,000
Loss on disposition of assets	121,560	--	121,560
Bad debt expense	--	60,500	60,500
Financing cost	--	105,000	105,000
Change in operating assets and liabilities:
(Increase) in accounts receivable	--	(10,500)	(10,500)
Accounts payable and accrued liabilities	(28,279)	72,865	44,585
Officer salary payable	133,600	--	133,600
Increase (decrease) in taxes payable	--	(28)	(28)
Net cash used in operating activities	(150,590)	(135,509)	(286,099)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash used on development costs	--	(70,001)	(70,001)
Disposal of fixed asset	--	4,832	4,832
Net cash used in investing activities	--	(65,169)	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from note payable	--	60,000	60,000
Proceeds on notes payable- related party	64,636	(76,173)	(11,537)
Proceeds from issuance of common stock	76,500	202,450	278,950
Payments made on mortgage payable	(3,693)	(8,551)	(12,244)
Net cash provided by financing activities	137,443	177,726	315,169

NET CHANGE IN CASH	(13,147)	(22,952)	(36,099)

CASH AT BEGINNING OF YEAR	13,147	36,099	36,099

CASH AT END OF YEAR	$ --	$ 13,147	$ --

The accompanying notes are an integral part of the financial statements

Supplemental schedule of cash flow information:
Interest paid	$ 22,508	$ 29,996	$ 52,504
Income tax	$ -	$ -	$ -

Supplemental schedule of non monetary transactions
Satisfaction of accounts payable with common stock
3,000,000 shares @ $0.01 per share	$ 30,000	$ --	$ 30,000
Satisfaction of note payable with common stock
5,000,000 shares @ $0.01 per share	$ --	$ 145,000	$ 40,000
Shares issued for services classified as a capitalized cost	$ --	$ 268,000	$ 268,000

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

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2008 and 2007, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D. Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

E. Stock Based Compensation - Stock based compensation is accounted for using Statement of Financial Accounting Standards No. 123R “ Accounting for Stock-Based Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

F. Shares Returned to Treasury- In 2006, 33,333 shares were repurchased to treasury for $ 1,000. In 2005, 23,200 shares were purchased for treasury at the cost of $ 116. The repurchased treasurer shares are carried at cost and are held for resale.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company

NOTE 4: GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an aggregate deficit and accumulated deficit during the development stage of $13,722,590 ($11,886,789 and $1,835,801, respectively) and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 5: RELATED PARTY TRANSACTIONS

On February 2, 2007 an officer of the Company was issued 15,000,000 of restricted common stock with a value of $300,000 for salary for the year ended 2007.

During the year ended 2007, the Company issued a director of the Company 10,600,000 shares of common stock valued at $268,000 for consulting fees included in Development Costs.

During the year ended December 2008, the Company accrued $150,000 for salary payable to an officer of the Company; $16,400 of the accrued salary has been paid resulting in an outstanding balance of $133,600 as of December 31, 2008.

During the year ended December 31, 2008, an officer advanced additional funds of $64,636 to the Company for debt reduction and operating expenses for an outstanding Notes payable-officer/stockholder balance of $65,419 as of December 31, 2008.

NOTE 6: COMMITMENTS & CONTINGENCIES

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

Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2008:

2009	102,000
2010	102,000
2011	102,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$ 716,267

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non affiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $ 5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The subleasee terminated payment of the $ 1,500 in August 2008. (See Note 11 – Subsequent Events)

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2008:

2009	70,296
2010	72,396
2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$ 559,758

NOTE 7- NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of December 31, 2008 and December 31, 2007, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $13,923 and $6,283, respectively. On November 1, 2009 the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding.

NOTE 8: LONG TERM DEBT

On July 16, 2006, the Company signed a Mortgage Modification Agreement with a lender on a building. Under the terms of the agreement, the mortgage was modified to extend the maturity date to July 15, 2036, the interest rate was adjusted to 5.25% per annum and the prepayment penalty was removed. If the note was paid in full by February 16, 2007, the note would be reduced by $ 100,000. In addition the interest rate was reduced to 5.25% and a late fee penalty of 5% was added on all payment later than 10 days. The prepayment penalty of $ 50,000 was eliminated.

The Company defaulted on the mortgage and was the defendant in a lawsuit brought by the mortgage holder of the property. The Company was ordered to commence monthly payments of $3,272 to the plaintiff beginning on April 16, 2008 and on the same date each month thereafter. The Company was not able to meet the requirements of the Agreement and on September 30, 2008, the Company agreed to vacate the building and return title to the mortgage holder. Upon vacating the building the mortgage holder through a court order relieved the Company of all liabilities connected to the ownership and occupancy of the building. The transaction resulted in a net loss on disposal of assets totaling $121,560.

The loss on disposal of assets was calculated as follows:
Historical Value-Building	$ 600,000
Historical Value-Land	150,000
Depreciation	(43,910)
Carrying value	706,090
Mortgage debt	584,530

Loss on disposal of assets	$ (121,560)

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:
	12/31/08	12/31/07
Building	--	600,000
Vehicles	45,308	45,308
Land	--	150,000
	45,308	795,308
Less accumulated depreciation	(38,713)	(62,023)
	$ 6,595	$733,285

Depreciation expense for the years ended December 31, 2008 and 2007 was $20,599 and $24,446, respectively.

NOTE 10 – STOCKHOLDERS EQUITY

During the year ending December 31, 2007 the Company issued the following shares of common stock:

  13,814,167 shares at $0.01-$0.35 per share with a value of $202,450 for cash

  11,850,000 shares at $0.02 - $0.03 per share with a value of $300,000 for service

  15,000,000 shares to a related party at $0.02 with a value of $300,000 for officers salary

  5,000,000 shares at $0.01 with a value of $40,000 for debt

During the year ending December 31, 2008 the Company issued the following shares of common stock:

  6,950,000 at $0.01-$0.02 with a value of $76,500 for cash.

  3,000,000 shares at $0.01 with a value of 30,000 for accounts payable

NOTE 11 - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2008, the Company had net operating loss carryforward of approximately $12,837,578, which expire in varying amounts between 2009 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $4,493,152 and $4,103,113 at December 31, 2008 and 2007, respectively were offset in full by a valuation allowance

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

	As of December 31, 2008	As of December 31, 2007
Deferred tax assets:
Net operating loss carryforward	$ 4,493,152	$ 4,103,113
Stock based compensation	335,049	335,049

Total deferred tax assets	4,828,202	4,438,162

Net deferred tax assets before valuation allowance	4,828,202	4,438,162
Less: Valuation allowance	(4,828,202)	(4,438,162)
Net deferred tax assets	$ --	$ --

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2008	As of December 31, 2007
Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(6.0%)	(6.0%)
Change in valuation allowance on deferred tax assets	41.0%	41.0%
Effective tax rate	0.0%	0.0%

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

The Company has incurred the following development costs to date:

Design payments to ship yards	$ 660,205
Engineering of glass design	25,000
Consulting fees to administrator	25,000
Total Development Costs	$ 710,205

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

As the project has not continued into the construction phase during the year ended December 31, 2008; the Company elected to impair the development costs creating an impairment loss totaling $710,205.

NOTE 13: SUBSEQUENT EVENTS

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On November 11, 2009, the Company issued 16,000,000 shares of common stock to four individuals for services with a total value of $32,000.

The Company evaluated all subsequent events from January 1, 2009 to April 4, 2010 and concluded that there are no significant or material transactions to be reported for the subsequent period.

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).