Form 10-Q
period 2010-03-31
CALA CORP
filed 2010-09-22
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION

Exact Name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX 77002 (713) 302-8689

(Address of Principal Executive Offices. (Company’s Telephone Number)

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
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]
As of September 21, 2010, the Company had 320,866,147 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one): Yes  No X .

CALA CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Total current assets	$ --	$ _--_

Equipment
Fixed assets-net of depreciation of $40,978 and
$38,713, respectively	4,329	6,595
Total equipment	4,329	6,595

Other assets
Website development costs – net of amortization of $8,623
and $6,123, respectively	21,377	23,877
Total assets	$ 25,706	$ 30,472

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 44,215	$ 49,972
Note payable	60,000	60,000
Due to related party	64,760	65,419
Accrued officers salary	208,600	133,600
Taxes payable	11,599	11,599
Total current liabilities	389,174	320,590

Total liabilities	389,174	320,590

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 304,866,147,
respectively	1,604,329	1,524,329
Additional paid-in capital	11,861,258	11,909,259
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(1,941,150)	(1,835,801)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(363,468)	(290,118)
Total liabilities and stockholders’ deficit	$ 25,706	$ 30,472

The accompanying notes are an integral part of these condensed financial statements

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended March 31, 2009	For three Months Ended March 31, 2008	From January 1, 2007 through March 31, 2009 (Development Stage Period)
Income	$ --	$ --	$ --
General and administrative expense	97,570	27,747	1,027,037
Depreciation and amortization	4,765	6,111	55,935
Total operating expenses	102,335	33,858	1,084,583

Loss from operations	(102,335)	(33,858)	(1,084,583)

Other income(expense)
Other income	--	11,141	74,007
Interest expense	(3,014)	(9,282)	(82,156)
Impairment loss on assets	--	--	(711,817)
Loss on disposal of assets	--	--	(121,560)
Other expense	--	(2,565)	(16,653)
Total other income (expense)	(105,349)	(706)	(856,567)

Net loss	$ (105,349)	$ (34,564)	$ (1,941,150)

Earnings per share:
Net loss per share- basic	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding -basic	315,943,070	296,036,189

The accompanying notes are an integral part of these condensed financial statements

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended March 31, 2009	For Three Months Ended March 31, 2008	From January 1, 2007 through March 31, 2009 (Development Stage Period)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (105,349)	$ (34,564)	$ (1,941,150)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Impairment loss	--	--	711,818
Depreciation and amortization	4,765	6,111	55,932
Stock based compensation issued for services	22,000	--	354,000
Allowance for doubtful accounts	--	-	60,500
Financing cost	--	-	105,000
Loss on disposal of assets	--		121,560
Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	(10,500)
Increase (decrease) in accounts payable and accrued expense	(5,758)	9,626	35,590
Accrued officers salary	75,000		208,600
Decrease in taxes payable	--	--	(28)
Increase in prepaid	--	(2,500)	--
Net cash used in operating activities	(9,342)	(21,327)	(295,441)

CASH FLOW FROM INVESTING ACTIVITIES
Payment for development costs	--	--	(70,001)
Disposal of fixed assets	--	--	4,832
Net cash used investing activities	--	--	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage			(12,244)
Proceeds from notes payable	--		60,000
Proceeds from issuance of common stock	--	59,810	278,950
Proceeds from notes payable –related parties	9,342	(1,800)	(2,195)
Net cash provided by financing activities	9,342	58,010	324,511

NET CHANGE IN CASH	--	36,683	(36,099)

CASH AT BEGINNING OF PERIOD	--	13,147	36,099

CASH AT END OF PERIOD	$ --	$ 49,830	$ --
SUPPLEMENTAL INFORMATION:
Interest paid	$ 991	$ 23,105	$ 53,495
Income taxes paid	$ --	$ --	$ --
Shares issued for services classified as a capital cost	$ -	$ --	$ 268,000
Satisfaction of accounts payable with common stock	$ --	$ 30,000	$ 30,000
Satisfaction of notes payable with common stock	$ --	$ --	$ 145,000
Satisfaction of notes payable – related party with common stock	$ 10,000	$ --	$ 10,000

CALA CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,827,939 ($11,886,789 and $1,941,150, respectively). The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

B. Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Financial Accounting Standards Board Accounting Standards Codification 260 (ASC 260) "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2009, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D. Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

E. Stock Based Compensation - Stock based compensation is accounted for using ASC 718 “Stock-Based Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued ASC 825, "Financial Instruments". ASC 825 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of ASC 825 become effective as of the beginning of our 2009 fiscal year. The adoption of ASC 825 had no impact on our financial statements.

In December 2007, the FASB issued ASC 810-10-65, “Consolidation” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. . The adoption of ASC 810-10-65 had no impact on our financial statements.

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

At March 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of ASC 815 and will disclose when appropriate.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued ASC 944, “Financial Services Insurance”. ASC 944 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. ASC 944 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months period ending March 31, 2009, the Company accrued $75,000 for salary payable to an officer of the Company resulting in a balance due of $208,600 which has been accrued and not paid. As of December 31, 2008 salary payable due to officer was $133,600.

During the three months period ending March 31, 2009, an officer advanced $9,342 to the Company for operating expenses and debt reduction and deducted $10,000 for stock issued for an outstanding balance of $64,760 as of March 31, 2009 and $65,419 as of December 31, 2008.

NOTE 6 - FIXED ASSETS

Fixed Assets at March 31, 2009 and December 31, 2008 consist of the following:

	3/31/2009	12/31/08
Vehicles	45,308	45,308
Less accumulated depreciation	(40,978)	(38,713)
	-------------	-----------
	$ 4,329	$6,595
	=============	============

Depreciation expense for the three months ended March 31, 2009 was $2,265 and $6,111 for the same period in 2008.

NOTE 7- NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. On November 1, 2009 the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding. As of March 31, 2009 and December 31, 2008, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $15,949 and $13,926, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

During the period ending March 31, 2009 the Company issued 16,000,000 shares of common stock with a total value of $32,000 ($0.002 per share).

On January 28, 2009 the Company issued 5,000,000 shares of common stock valued at $10,000 to reduce advances by officer from $74,760 to $64,760.

On January 28, 2009 the Company issued 11,000,000 shares of common stock valued at $22,000 for services rendered.

NOTE 9 - COMMITMENTS & CONTINGENCIES

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

Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2009:
2009	$ 76,500
2010	102,000
2011	102,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$ 690,767

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

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2009:
2009	$ 52,722
2010	72,396
2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$ 542,184

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

NOTE 10- LEGAL MATTERS

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company’s position is the notes and interest were paid in full by the issuance of the Company stock for payment of the notes and the Company has no further liability.

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

Results of Operations.

(a) Revenues.

The Company reported no revenues for the three months ended March 31, 2009 and 2008. The Company did receive rental income from the building it owned and revenue from the sublease of one of the restaurants it re-leased. This revenue is classified as Other Income. The Company received other income of $0 and $11,141 for the three months ended March 31, 2009 and March 31, 2008, respectively.

(b) General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $97,570 for the three months ended March 31, 2009 as compared to $27,747 for the three months ended March 31, 2008. The increase in this expense category was due primarily to larger accrued officer salary.

(c) Depreciation and amortization.

Depreciation and amortization for the three months ended March 31, 2009 was $4,765 and $6,111 for the same period ending March 31, 2008. The depreciation is attributable to the building that was owned by the Company in 2008, vehicle owned by the Company and amortization of the web site.

(d) Interest Expense.

The Company incurred interest charges of $3,014 and $9,282 during the three months ended March 31, 2009 and 2008. The decrease in interest is due to the building being returned to its owner prior to 2009.

(e) Net Loss.

The Company reported a net loss of $105,349 for the three months ended March 31, 2009 as compared to a net loss of $34,564 for the same period ended March 31, 2008. The loss for the quarter ended March 31, 2009 was primarily attributable to higher accrual of officer salaries.

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

Operating Activities.

The net cash used in operating activities was $6,821 for the three months ended March 31, 2009 compared to net cash used of $21,327 for the three months ended March 31, 2008. This decrease is due primarily to increased accrual of officers salaries for the period ended March 31, 2009 compared to the same period in 2008.

Investing Activities.

Net cash used in investing activities was zero for the three months period ending March 31, 2009 and zero for the same period ending March 31, 2008.

Financing Activities.

Net cash provided by financing activities was $6,821 for the three month period ending March 31, 2009 and $58,010 for the same period ending March 31, 2008. Financing activities for the period ending March 31, 2008 were higher due to stock sales of $59,810.

Liquidity and Capital Resources.

As of March 31, 2009, the Company had total current assets of zero and total current liabilities of $389,174, resulting in net working capital deficit of $389,174. During the three months ended March 31, 2009 and 2008, the Company incurred losses of $105,349 and $34,564, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,827,939 ($11,886,789 and $1,941,150, respectively). These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2008 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

Our current cash flow will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise additional capital to continue executing the business plan. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes. Issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company’s position is the notes and interest were paid in full by the issuance of the stock to the plaintiff and the Company has no liability.

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 28, 2009 the Company issued 5,000,000 shares of common stock valued at $10,000 to reduce advances by officer from $74,760 to $64,760.

On January 28, 2009 the Company issued 11,000,000 shares of common stock valued at $22,000 for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of March 31, 2009, the outstanding principle balance of the note was $60,000 and had accrued interest of $15,949. The note including principal and interest is in default and still outstanding.

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

Cala Corporation.

Dated: September 22, 2010 By: /s/ Joseph Cala
Joseph Cala, President
Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).