Form 10-Q
period 2009-06-30
CALA CORP
filed 2010-12-17
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION

Exact Name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX 77002 (713) 236-1818

(Address of Principal Executive Offices) (Company’s Telephone Number)

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

As of December 16, 2010, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X .

CALA CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Total current assets	$ --	$ --

Equipment
Fixed assets-net of depreciation of $43,243 and
$38,713, respectively	2,064	6,595
Total equipment	2,064	6,595

Other assets
Website development costs-net of amortization $11,123 and $6,123, respectively	18,877	23,877
Total assets	$ 20,941	$ 30,472

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 45,922	$ 49,972
Note payable	62,000	60,000
Due to related party	67,260	65,419
Accrued officers salary	283,600	133,600
Taxes payable	11,599	11,599
Total current liabilities	470,381	320,590

Total liabilities	470,381	320,590

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 294,916,147,
respectively	1,604,329	1,524,329
Additional paid-in capital	11,861,259	11,909,259
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(2,027,123)	(1,835,801)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(449,440)	(290,118)
Total liabilities and stockholders’ deficit	$ 20,941	$ 30,472

The accompanying notes are an integral part of these condensed financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended June 30, 2009	For three Months Ended June 30, 2008	For Six Months Ended June 30, 2009	For Six Months Ended June 30, 2008	From January 1, 2007 through June 30, 2009 (Development Stage Period)
Income	$ --	$ --	$ --	$ --	$ --
General and administrative
expense	77,268	146,594	174,838	174,341	1,104,305
Depreciation and amortization	4,765	7,235	9,531	13,346	60,700
Total operating expenses	82,033	153,829	184,369	187,687	1,165,005

Loss from operations	(82,033)	(153,829)	(184,369)	(187,687)	(1,165,005)

Other income (expense)
Other income	--	10,450	--	21,592	74,007
Interest expense	(3,938)	(9,310)	(6,953)	(18,592)	(86,095)
Impairment loss on assets	--	--	--	--	(711,817)
Loss on disposal of assets	--	--	--	--	(121,560)
Other expense	--	(10,976)	--	(13,542)	(16,653)
Total other income (expense)	(85,972)	(9,836)	(6,953)	(10,542)	(862,118)

Net loss	$ (85,972)	$ (163,665)	(191,322)	(198,229)	$ (2,027,123)
Earnings per share:
Net loss per share- basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding- basic	320,866,147	301,541,605	318,404,609	298,788,897

The accompanying notes are an integral part of these condensed financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended June 30, 2009	For Six Months Ended June 30, 2008	From January 1, 2007 through June 30, 2009(Development Stage Period)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (191,322)	$ (198,229)	$ (2,027,123)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Impairment loss	--	--	711,818
Depreciation and amortization	9,531	13,346	60,698
Stock based compensation issued for services	22,000	--	354,000
Allowance for doubtful accounts	--	--	60,500
Financing cost	--	--	105,000
Loss on disposal of assets	--		121,560
Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	(10,500)
Increase (decrease) in accounts payable and accrued expense	(4,052)	65,335	40,533
Bank overdraft	--	1,039
Accrued officers salary	150,000	98,273	283,600
Increase(decrease) in taxes payable	--	--	(28)
Net cash used in operating activities	(13,843)	(20,236)	(299,942)

CASH FLOW FROM INVESTING ACTIVITIES
Payment for development costs	--	--	(70,001)
Web development cost		(30,000)
Disposal of fixed assets	--	--	4,832
Net cash used investing activities	--	(30,000)	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage	--	(2,206)	(12,244)
Proceeds from notes payable	2,000	--	62,000
Proceeds from issuance of common stock	--	76,310	278,950
Proceeds from due to related party	11,843	--	(306))

Net cash provided by financing activities	13,843	37,089	329,012

NET CHANGE IN CASH	--	(13,147)	(36,099)

CASH AT BEGINNING OF PERIOD	--	13,147	36,099

CASH AT END OF PERIOD	$ --	$ --	$ --

SUPPLEMENTAL INFORMATION:
Interest paid	$ 991	$ 23,105	$ 53,495
Shares issued for service classified as a capital cost	$ --	$ --	$ 268,000
Satisfaction of accounts payable with common stock	$ --	$ 30,000	$ 30,000
Satisfaction of notes payable with common stock	$ --	$ --	$ 145,000
Satisfaction of notes payable – related parties with common stock	$ 10,000	$ --	$ 10,000

CALA CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,913,912 ($11,886,789 and $2,027,123, respectively). The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

B. Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Financial Statement Accounting Board Accounting Standards Codification 260 (ASC 260) "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of June 30, 2009, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D. Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

E. Stock Based Compensation -Stock based compensation is accounted for using ASC 505 “Stock-Based Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

F. Shares Returned to Treasury – During 2005, 23,200 shares were repurchased to Treasury for $116. During 2006, 33,333 shares were repurchased to treasury for $1,000.

G. Revenue Recognition – During the six months period ending June 30, 2008 income received by the Company was rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue was recognized when it is due and payable by the tenants and in accordance with SAB-104. During the period six months period ending June 30, 2009 no revenue was receive by the Company.

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

J. The accompanying financial statements have been prepared in accordance with ASC 915 "Development-Stage Entities". A development-stage entity is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the enterprise's inception.

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

In December 2007, the FASB issued ASC 810-10-65, “Consolidation” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of ASC 810 become effective as of the beginning of our 2009 fiscal year. The adoption of ASC 810-10-65 had no impact on our financial statements.

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

Accounting Standards Update 2009-1 to 2009-11, had no material affect on the Company’s financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months period ending June 30, 2009, the Company accrued $150,000 for salary payable to an officer of the Company with a balance due from the Company of $283,600 which has been accrued and not paid. As of December 31, 2008, salary payable due to officer was $133,600.

During the six months period ending June 30, 2009, an officer advanced $11,843 to the Company for operating expenses and debt reduction for an outstanding balance of $67,260 as of June 30, 2009 and $65,419 as of December 31, 2008.

NOTE 6 - FIXED ASSETS

Fixed Asset at June 30, 2009 and December 31, 2008 consist of the following:

	6/30/2009	12/31/08
Vehicles	45,308	45,308
Less accumulated depreciation	(43,244)	(38,713)
	-------------	-----------
	$ 2,064	$6,595
	=============	============

Depreciation expense for the six months ended June 30, 2009 was $4,531 and $13,346 for the same period in 2008.

NOTE 7- NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. On November 1, 2009, the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding. As June 30, 2009 and December 31, 2008, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $18,051 and $13,926, respectively.

On June 26, 2009, the Company issued a note for $2,000 payable on demand and bearing no interest.

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

Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of June 30, 2009:

2009	51,000
2010	102,000
2011	102,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$665,267

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non affiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The sub-lessee terminated payment of the $ 1,500 in August 2008.

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of June 30, 2009:

2009	35,148
2010	72,396
2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$524,610

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

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of two notes the Company had issued totaling $125,000. Subsequent to this, an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005, the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. As of June 30, 2009, the Company maintains the notes and interest were paid in full by the issuance of Company stock for payment of the notes and the Company has no further liability.

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

Results of Operations.

(a) Revenues.

The Company reported no revenues for the three and six months periods ended June 30, 2009 and 2008. The Company did receive rental income from the building it owned and revenue from the sublease of one of the restaurants it released during the six months period ending June 30, 2008. This revenue is classified as Other Income. The Company received other income of $0 and $21,592 for the six months ended June 30, 2009 and 2008, respectively. The lack of revenue in 2009 was due to the relinquishing of the building in 2008 and rent not being paid by the restaurants.

(b) General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $77,268 for the three months and $174,838 for the six months ended June 30, 2009 as compared to $146,594 for the three months and $174,341 for the six months ended June 30, 2008. The decrease in this expense category for the three months in 2009 for the comparison periods was due primarily to zero building expenses in 2009 compared to 2008 as the building had been returned to the mortgage holder in 2008.

(c) Depreciation and amortization.

Depreciation and amortization for the three and six months periods ended June 30, 2009 was $4,765 and $9,531 and $7,235 and $13,346 for the same periods ending June 30, 2008, respectively. The depreciation is attributable to the building that was owned by the Company in 2008 and vehicle owned by the Company.

(d) Interest Expense.

The Company incurred interest charges of $3,938 and $6,953 during the three and six months ended June 30, 2009 and $9,310 and $18,592 for the respective periods in 2008. The lower interest during the 2009 period was due to the relinquishing of the building in 2008 and no interest on the mortgage being paid in 2009.

(e) Net Loss.

The Company reported a net loss of $85,972 and $191,322 for the three and six months ended June 30, 2009 as compared to a net loss of $163,665 and $198,229 for the same periods ended June 30, 2008. The decreased loss for the three months period in 2009 was primarily attributable to lower cost legal and accounting and other expenses.

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

Operating Activities.

The net cash used in operating activities was $13,843 for the six months period ending June 30, 2009 compared to net cash used of $20,236 for the six months ended June 30, 2008. This decrease is due primarily to the decrease of accounts payable and accrued expenses in 2009 compared to the same period in 2008.

Investing Activities.

Net cash used in investing activities was zero for the six months period ending June 30, 2009 and $30,000 for the same period ending June 30, 2008.

Financing Activities.

Net cash provided by financing activities was $13,843 for the six month period ending June 30 2009 and $37,089 for the same period ending June 30, 2008. Financing activities for the period ending June 30, 2009 were lower due to stock sales of $76,310 in the period ended June 30, 2008.

Liquidity and Capital Resources.

As of June 30, 2009, the Company had total current assets of zero and total current liabilities of $470,381, resulting in net working capital deficit of $470,381. During the six months ended June 30, 2009 and 2008, the Company incurred losses of $191,322 and $198,229, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,913,912 ($11,886,789 and $2,027,123, respectively). These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2008 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of two notes the Company had issued totaling $125,000. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes, issued in 2004. In 2005, the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company maintains the position the notes and interest were paid in full by the issuance of stock to the plaintiff and the Company has no liability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares were issued during the period that had not been reported in the previous 10-Q.

3. DEFAULTS UPON SENIOR SECURITIES.

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of June 30, 2009, the outstanding principle balance of the note was $60,000 and had accrued interest of $18,051. The note including principal and interest is in default and still outstanding.

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

Cala Corporation.

Dated: December 16, 2010 By: /s/ Joseph Cala

Joseph Cala, President

Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).