Form 10-Q
period 2009-09-30
CALA CORP
filed 2011-01-27
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of January 12, 2011, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X .

TABLE OF CONTENTS

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as September 30, 2009 (unaudited) and December 31, 2008 (audited)	3
Statements of Operations For the Three and Nine Months ending September 30, 2009 and 2008 and from inception (January 1, 2007) through September 30, 2009 (unaudited)	4
Statements of Cash Flows For the Nine Months Ended September 30 , 2009 and 2008 and from inception (January 1, 2007) through September 30, 2009 (unaudited)	5
Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	19

Item 4. Submission of Matters to a vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	20

CALA CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Total current assets	$ --	$ --

Equipment
Fixed assets-net of depreciation of $45,308 and
$36,713, respectively	--	6,595
Total equipment	--	6,595

Other assets
Website development costs	16,377	23,877
Total assets	$ 16,377	$ 30,472

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 48,225	$ 49,972
Note payable	62,000	60,000
Due to related party	69,010	65,419
Accrued consulting	358,600	133,600
Taxes payable	11,599	11,599
Total current liabilities	549,435	320,590

Total liabilities	549,434	320,590

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 304,866,147,
respectively	1,604,329	1,524,329
Additional paid-in capital	11,861,259	11,909,259
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(2,110,740)	(1,835,801)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(533,057)	(290,118)
Total liabilities and stockholders’ deficit	$ 16,377	$ 30,472

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended September 30, 2009	For three Months Ended September 30, 2008	For Nine Months Ended September 30, 2009	For Nine Months Ended September 30, 2008	From (January 1, 2007) through September 30, 2009 (Development Stage Period)
Income	$ --	$ --	$ --	$ -	$ --
General and administrative expense	77,964	16,950	250,301	191,290	1,182,269
Depreciation and amortization	2,064	8,612	14,095	21,958	62,764
Total operating expenses	80,028	25,562	264,396	213,248	1,245,033

Loss from operations	(80,028)	(25,562)	(264,396)	(213,248)	(1,245,033)

Other income(expense)
Other income		1,500		23,092	74,007
Interest expense	(3,590)	(8,026)	(10,543)	(26,619)	(89,685)
Impairment loss on assets	--	(710,205)	--	(710,205)	(711,817)
Loss on disposal of assets	--	(121,559)	--	(121,559)	(121,560)
Other expense	--	(192)	--	(13,734)	(16,653)
Total other income (expense)	(83,618)	(838,481)	(10,543)	(849,024)	(865,708)

Net loss	$ (83,618)	$ (864,043)	$ (274,939)	$(1,062,272)	$ (2,110,740)
Earnings per share(Basic):
Loss from operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding (Basic)	320,866,147	302,347,100	319,219,088	299,950,789

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended September 30, 2009	For Nine Months Ended September 30, 2008	From January 1, 2007 through September 30, 2009 (Development Stage Period)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (274,939)	$ (1,062,272)	$ (2,110,740)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Impairment loss	--	710,205	711,818
Depreciation and amortization	14,095	21,957	65,262
Stock based compensation issued for services	22,000	--	354,000
Allowance for doubtful accounts	--	-	60,500
Financing cost	--	-	105,000
Loss on disposal of assets	--	121,559	121,560

Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	(10,500)
Increase (decrease) in accounts payable and accrued expense	(1,748)	16,245	42,837

Accrued officers salary	225,000	95,000	358,600
Decrease in taxes payable	--	--	(28)
Net cash used in operating activities	(15,592)	(97,306)	(301,691)

CASH FLOW FROM INVESTING ACTIVITIES
Payment for development costs	--	--	(70,001)
Disposal of fixed assets	--	--	4,832
Net cash used investing activities	--	--	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage	--	(3,693)	(12,244)
Proceeds from notes payable	2,000	63,837	62,000
Proceeds from issuance of common stock	--	76,500	278,950
Proceeds from notes payable –related parties	13,592	(52,485)	2,055)

Net cash provided by financing activities	15,592	84,159	330,761

NET CHANGE IN CASH	--	(13,147)	(36,099)

CASH AT BEGINNING OF PERIOD	--	13,147	36,099

CASH AT END OF PERIOD	$ --	$ --	$ --
SUPPLEMENTAL INFORMATION:
Interest paid	$ 991	$ 23,105	$ 53,495
Shares issued for services classified as a capital cost	$ -	$ --	$ 268,000
Satisfaction of accounts payable with common stock	--	$ --	$ 30,000
Satisfaction of notes payable with common stock	$ --	$ --	$ 145,000
Satisfaction of notes payable – related parties with common stock	$ 10,000	$ --	$ 0,000

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,997,529 ($11,886,789 and $2,110,740, respectively). The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

B. Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Financial Statement Accounting Board Accounting Standards Codification 260 (ASC 260) "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2009, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E. Stock Based Compensation - Stock based compensation is accounted for using ASC 505 “Stock-Based Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

F. Shares Returned to Treasury – During 2005, 23,200 shares were repurchased to Treasury for $116. During 2006, 33,333 shares were repurchased to treasury for $1,000.

G. Revenue Recognition - The income received by the Company is rental income from the tenants leasing space in the building previously owned by the Company which is outside the normal operations of the Company. Revenue is recognized when it is due and payable by the tenants and in accordance with SAB-104. During nine month period ending September 30, 2009, no revenue was received by the Company.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance does not have a material impact on the Company’s financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine month period ending September 30, 2009, the Company accrued $225,000 for salary payable to an officer of the Company with a balance due from the Company of $358,600 which has been accrued and not paid. As of December 31, 2008 salary payable due to officer was $133,600.

During the nine month period ending September 30, 2009, an officer advanced $13,592 to the Company for operating expenses and debt reduction. The outstanding balance was $69,010 as of September 30, 2009 and $65,419 as of December 31, 2008.

NOTE 6 - FIXED ASSETS

Fixed Assets at September 30, 2009 and December 31, 2008 consisted of the following:

	9/30/2009	12/31/08
Vehicles	45,308	45,308
Less accumulated depreciation	(45,308)	(38,713)
	-------------	-----------
	$ --	$6,595
	=============	============

Depreciation expense for the nine months ended September 30, 2009 was zero and $6,595 for the same period in 2008.

NOTE 7 - WEBSITE DEVELOPMENT

Website Development at September 30, 2009 and December 31, 2008 consisted of the following:

	9/30/2009	12/31/08
Website Development	25,000	25,000
Less accumulated amortization	(8,623)	(1,122)
	-------------	-----------
	$ 16,377	$23,877
	=============	============

Amortization expense for the nine months ended September 30, 2009 was $8,623 and $1,123 for the same period in 2008.

NOTE 8- NOTES PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. On November 1, 2009, the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding. As September 30, 2009 and December 31, 2008, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $20,235 and $13,923, respectively.

On June 26, 2009, the Company issued an unsecured demand note bearing no interest for $2,000.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2009:

2009	$ 25,500
2010	102,000
2011	102,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$ 614,267

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non affiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The subleasee terminated payment of the $1,500 in August 2008. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded; however, the Company may continue to have a contingent liability for the balance of the lease. he following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2009:

2009	$ 17,574
2010	72,396
2011	74,574
2012	76,812
2013 and thereafter	265,680
Total	$ 507,036

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

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company maintains the notes and interest were paid in full by the issuance of the Company stock for payment of the notes and the Company has no further liability. As of the end of this period there has been no activity on this matter.

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

OverviewThe Company is in the planning and development stage of building the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Company estimates that the resort and casino will include a 50,000 square foot world class Spa by Pevonia and a 200,000 square foot convention center. The development should generate approximately $600 million of revenue from the sale of the units while the total development cost should be approximately $460 million. The Company is in discussions with leaders in the hospitality, gambling, spa and convention industry to explore the possibility of a partnership or contractual arrangement with the Company. The undersea resort ships have the ocean available without the limitations of land.

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

Results of Operations

(a) Revenues.

The Company reported no revenues for the three and nine months ended September 30, 2009 and 2008. The Company did receive rental income in 2008 from the building it owned and revenue from the sublease of one of the restaurants it leased. This revenue is classified as Other Income. The Company received other income of $1,500 and $23,092 for the three and nine months ended September 30, 2008.

(b) General and Administrative Expenses.

The Company incurred total general and administrative expenses of $77,964 for the three months and $257,801 for the nine months ended September 30, 2009 as compared to $16,950 for the three months and $191,290 for the three and nine months ended September 30, 2008. The increase in this expense category for the three and nine months in 2009 was due to an increase of officer salary accrual during 2009 over 2008.

(c) Depreciation and amortization.

Depreciation and amortization for the three and nine months periods ended September 30, 2009 was $2,064 and $14,095 and $8,612 and $21,958 for the same periods ending September 30, 2008, The depreciation is attributable to the building that was owned by the Company in 2008, website development costs and vehicle owned by the Company.

(d) Interest Expense.

The Company incurred interest charges of $3,590 and $10,543 during the three and nine months ended September 30, 2009 and $8,026 and $26,619 for the respective periods in 2008.The lower interest during the 2009 period was due to the relinquishing of the building in 2008 and no interest on the mortgage being paid in 2009.

(e) Net Loss.

The Company reported a net loss of $83,618 and $274,939 for the three and nine months ended September 30, 2009 as compared to a net loss of $864,043 and $1,062,272 for the same period ended September 30, 2008. The decreased in net loss in 2009 over the same periods in 2008 is attributed to the write down of the development costs of the undersea vessel and the loss on the building returned to the mortgage holders in 2008.

Factors That May Affect Operating Results

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

Operating Activities.

The net cash used in operating activities was $15,592 for the nine months period ending September 30, 2009 compared to net cash used of $97,306 for the nine months ended September 30, 2008. This decrease of cash used is due primarily to the reduction of accounts payable and an impairment loss in 2008.

Investing Activities.

Net cash used in investing activities was zero for the nine months period ending September 30, 2009 and 2008.

Financing Activities.

Net cash provided by financing activities was $15,592 for the nine month period ending September 30, 2009 and $84,159 for the same period ending September 30, 2008. Financing activities for the period ending September 30, 2009 were lower due to stock sales of $76,500 and note proceeds of $63,837 in the period ended September 30, 2008.

Liquidity and Capital Resources.

As of September 30, 2009, the Company had total current assets of zero and total current liabilities of $549,435, resulting in net working capital deficit of $549,435. During the nine months ended September 30, 2009 and 2008, the Company incurred losses of $274,939 and $1,062,272, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,997,529 ($11,886,789 and $2,110,740, respectively). These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2008 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company maintains the notes and interest were paid in full by the issuance of common stock to the plaintiff and the Company has no further liability.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of September 30, 2009, the outstanding principle balance of the note was $60,000 and had accrued interest of $20,235. The note including principal and interest is in default and still outstanding.

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

Cala Corporation.

Dated: January 12, 2011 By: /s/ Joseph Cala

Joseph Cala, President

Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).