Form 10-K
period 2009-12-31
CALA CORP
filed 2011-04-04
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION .

(Exact name of Company as Specified in Its Charter)

Oklahoma 73-1251800

(State or Other Jurisdiction of Incorporation) (I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX 77002

(Address of Principal Executive Offices) (Zip Code)

Company’s telephone number: (713) 302-8689

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No X .

The Company’s revenues for the fiscal year ended December 31, 2009 was zero. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 29, 2011: $516,765. As of March 29, 2011, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X .

TABLE OF CONTENTS

PART I

Item 1. Business	3
Item 1A. Risk Factors	4
Item 2. Property	7
Item 3. Legal Proceedings	7
Item 4 [REMOVE AND RESERVED]	7

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data	8
Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	9
Item 8. Financial Statements	17
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure	11
Item 9A. (T) Controls and Procedures	11
Item 9B. Other Information	11

PART III

Item 10. Directors, Executive Officers, and Corporate Governance	11
Item 11. Executive Compensation	13
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	13
Item 13. Certain Relationships and Related Transactions and
Director Independence	14
Item 14. Principal Accountant Fees and Services	14

PART IV

Item 15. Exhibits, Financial Statement Schedules	15

Signatures	16

PART I.

ITEM 1. BUSINESS.

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on September 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. In addition, the Company operated restaurants under lease which were discontinued during the year. Currently, the Company is in the development stage of building an underwater resort and casino.

Business Development.

The Company has designed an undersea resort. The Company, through the expertise of Mr. Ray Francis has solved the naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis talents allow for a design that benefits the customer’s safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life. This coupled with Joseph Cala’s knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Company to finalize two naval engineered designs for the Undersea Resort and Residence. The Company engaged Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind of many landmark resorts and theme parks. In addition, the Company is working with prestigious maritime companies such as Stodga of Poland and FinCantieri of Italy.

The Company plans to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. Management believes that the project has a great chance of success. The Company is in discussions with members of the timeshare and fractional unit industry to explore the possibility of a partnership or contractual arrangement with the Company. The undersea residences have the entire ocean available with no purchase costs, and without the limitations of land. According to the Future Timeshare Buyers 2004 Market Profile, 13.4 million adults are interested in purchasing some form of timeshare during the next two years. The next generation of owners is well educated and the highest concentration of interest in purchasing is among GenXers. In addition, the study documents that prospective owners are experienced and enthusiastic travelers.

The Company completed the design phase of development and is seeking financing to begin the construction phase of the project. Included in the financing stage is the concept of pre-selling the vessels prior to the beginning of construction. As of this date the Company does not have any commitments for financing or purchase of any units. The Company initiated a contract with a shipyard for building the units.

Management believes that the project has a great chance of success however; there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual costs incurred.

The Company owns no patents or trademarks, and has no employees.

ITEM 1A RISK FACTORS

Risk Factors Connected with Plan of Operation.

(a) Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Company to Survive.

The Company has had limited prior operations to date. Since the Company’s principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

As a result of the fixed nature of many of the Company’s expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company’s products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company’s business, operations and financial condition.

(b) Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements associated with any adopted plan of business of the Company may be significant. The Company anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. The Company’s independent accountant audit report included in this Form 10-K includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

  curtail operations significantly;

  sell significant assets;

  seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

  explore other strategic alternatives including a merger or sale of the company. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

  (c) Loss of Current Management Could Have Adverse Impact on Business and Prospects for Company.

  The Company’s success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects.

  In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions which affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

  (d) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

  The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors which may not be susceptible to resolution.

  In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm’s length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Company, any proposed investments for its evaluation.

  (e) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

  The Company’s Certificate of Incorporation contain provisions to eliminate, to the fullest extent permitted by the Oklahoma Corporation Law, as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Certificate of Incorporation and the Amended and Restated By-Laws of the Company include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

  (f) Absence of Cash Dividends May Affect Investment Value of Company’s Stock.

  The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

  (g) Non-Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Company.

  Holders of the shares of common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company’s board of directors.

    (h) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company’s Stock.

  There has been only a limited public market for the common stock of the Company. The common stock of the Company is currently quoted on the Pink Sheets LLC. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s securities. In addition, the common stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission (“SEC”), any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

  (i) Failure to Maintain Market Makers May Affect Value of Company’s Stock.

  If the Company is unable to maintain a Financial Industry Regulatory Authority member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

  (j) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

  All of the shares of common stock that are currently held, directly or indirectly, by significant shareholders of the Company as shown in the chart under Part III, Item 11 of this Form 10-K, have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the

  Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

  ITEM 2. DESCRIPTION OF PROPERTY.

  The Company maintains an office at 1314 Texas Street, Suite 400, Houston, TX 77002. It currently does not own any equipment at that location.

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

  ITEM 4. [REMOVE AND RESERVE]

  PART II.

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Market Information.

  The Company’s common stock trades on the National Quotation Bureaus’ Pink Sheets (now known as Pink Sheets LLC), where it continues to trade under the symbol “CCAA”. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

  Per Share Common Stock Bid Prices by Quarter

  For the Fiscal Year Ended on December 31, 2009 (1)

	High	Low
Quarter Ended December 31, 2009	0.008	0.0011
Quarter Ended September 30, 2009	0.005	0.0010
Quarter Ended June 30, 2009	0.003	0.0010
Quarter Ended March 31, 2009	0.004	0.0010

  (1) The Company’s common stock only traded sporadically during this fiscal year

  Per Share Common Stock Bid Prices by Quarter

  For the Fiscal Year Ended on December 31, 2008

	High	Low
Quarter Ended December 31, 2008	0.006	0.0012
Quarter Ended September 30, 2008	0.007	0.0015
Quarter Ended June 30, 2008	0.012	0.0030
Quarter Ended March 31, 2008	0.020	0.0010

  Holders of Common Equity.

  As of December 31, 2009, the Company had approximately 515 shareholders of record.

  Dividend Information.

  The Company has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

  Sales of Unregistered Securities.

  The Company made no sales of unregistered securities (restricted stock) during the year which have not been reported in the 10 Q’s filed for the first three quarters for the year ending December 31, 2009.

  ITEM 6. SELECTED FINANCIAL DATA

  Not Applicable

  ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  When used in this Form 10-K, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

  The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with the financial statements of the Company and related notes included therein.

  The Company incurred General and Administrative expenses of $336,182 for the year ending 2009 and $234,762 for the year ending 2008. Stock for services consisted of 32,000 and zero of the total general and administrative expense for the years ending 2009 and 2008, respectively. Officers salary of $300,000 was the major components of G&A during the year ended 2009 while officer’s salary of $150,000 and legal and accounting of $46,235 were the major components for the year ending 2008.

  The Company has incurred net losses: $356,116 for the fiscal year ended December 31, 2009 and $1,114,398 for the fiscal year ended December 31, 2008. The Company’s current liabilities exceed its current assets by $618,112 as of December 31, 2009 and $320,590 as of December 31, 2008. At December 31, 2009, the Company had an aggregate accumulated deficit and accumulated deficit during the development stage of $14,078,706 ($11,886,789 and $2,191,917, respectively). This raises substantial doubt about the Company’s ability to continue as a going concern.

  Liquidity and Capital Resources

  Since inception, the Company’s most significant change in liquidity or capital resources has been receipts of proceeds from debt offerings. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

  The net cash used in operating activities was $18,560 for the year ended December 31, 2009 compared to net cash used of $150,590 for the year ended December 31, 2008. This decrease is due primarily the impairment loss of $710,205 in 2008.

  Net cash used in investing activities was zero for the year ending December 31, 2009 and zero for the same period ending December 31, 2008.

  Net cash provided by financing activities was $18,560 for the year ended December 31, 2009 and the net cash provided was $137,443 for the same period ending December 31, 2008. Financing activities for the period ending December 31, 2008 were higher due to stock sales of $76,500 and notes payable-officer of $ 64,636.

  The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

  Need for Additional Financing

  The Company’s existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

  Twelve-Month Plan of Operation.

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

  The Company designed to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Company estimates that the average residential development should generate approximately $600 million of revenue from the sale of the units while the total development cost should be approximately $460 million. This is based on initial estimates of unit costs and revenue generated in the sale of the vessels as it is the intent of the Company to build the vessels under the Company’s design for sale to prospective buyers. The Company does not initially intend to own any of the vessels being built. Therefore, the management believes that the project has a great chance of success however there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual costs incurred. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the ocean available with no purchase costs, and without the limitations of land.

  The Company plans to finalize plans for securing the financing and construction of the resort. The beginning of construction is dependent on the Company completing its plan of financing and contracting for the construction, both of which will highly impact the Company’s ability to carry out its business plan.

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

  Capital Expenditures.

  None

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

  ITEM 9B OTHER INFORMATION

  None

  PART III.

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  On February 28, 2006, John Del Fevro resigned as a director of the Company. On October 1, 2006, Larry Pfautsch was elected to the board of directors and Robert Mosley resigned. On November 1, 2006, Ray Francis was elected to the board of directors of the Company.

  The name, age, and respective position of the directors and executive officer of the Company are set forth below. The director named below will serve until the next annual meeting of the Company’s stockholders or until his successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the directors of the Company.

  Director and Executive Officer.

  Joseph Cala, 49, Director, Chairman and CEO

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

  Larry S. Pfautsch, 61, Director

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

  Mr. Ray Francis, 73, Director

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

  Compliance with Section 16(a) of the Securities Exchange Act.

  Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and beneficial owners of more than 10% of any class of the Company’s equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Company is unaware of any required reports that have not been timely filed.

  ITEM 11. EXECUTIVE COMPENSATION.

  Summary Compensation Table

Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compen- sation ($)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Joseph Cala,(1) President	2009 2008 2006	300,000 (2) 150,000 (2) 300,000	- - -	- - -	- - -	- - -	- - -	- - -

    Mr Cala was appointed a director and president in 1999.

    Accrued but not paid

  There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company. In addition, no remuneration is proposed to be paid in the future, directly or indirectly, by the Company to any officer or director since there is no existing plan as of December 31, 2009 which provides for such payment.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of May 31, 2010 (320,886,147 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joseph Cala 1314 Texas Street Houston, TX 77002	117,111,111	36.5%
Common Stock	Larry Pfautsch 1314 Texas Street Houston, TX 77002	15,500,000	4.8%
Common Stock	Raymond Francis 1314 Texas Street Houston, TX 77002	16,000,000	5.0%
Common Stock	Shares of all directors and executive officers as a group (1 person)	148,611,111	46.3%

    None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders.

  In 2005, the officer of the Company was issued 7,000,000 shares to reduce accrued salary of $112,500. On January 2006, an officer of the Company returned 300,000 shares of common stock and received $ 15,000 in cash. The shares were cancelled. On August 2006, an officer of the Company returned 7,166,425 shares to the Company for a note payable of $ 214,993. The shares were cancelled. On November 21, 2006, the Company issued an officer of the Company 16,611,111 shares of common stock valued at $ 352,986 for salary for the year ended 2006. On February 2, 2007, the Company issued 15,000,000 shares of common stock valued at $ 300,000 for salary for the year ended 2007. On January 28, 2009 the Company issued 8,000,000 shares of common stock valued at $16,000 to two directors of the Company and 5,000,000 shares of common stock with a value of $10,000 to reduce Note Payable- Officer by $10,000.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  Audit Fees.

  The aggregate fees billed for each of the last two fiscal years for professional services rendered by De Joya Griffith and Company, LLC for Form 10-K for 2008 was $27,000 and 2009 was $ 4,000.

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

  Audit Committee.

  The Company does not have an audit committee.

  PART IV

  ITEM 15 EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits.

  Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

  Reports on Form 8-K.

  On March 10, 2008, the Company filed an 8-K announcing a contract between the Company and Odys Shipyard for building the undersea vessels. Under the terms of the contract the contract becomes effective when the Company has place a 50% deposit on the first vessel to be built. The Company had 100 days from the date of the contract to make the initial deposit or Odys Shipyard may unilaterally cancel the contract. The Company has no financial obligations until the initial payment has been completed. The Company has not met its obligations per the contract so the contact could be cancelled by the shipyard.

  On November 19, 2008, the Company filed an 8-K that the Company had created a new hospitality management division. The new division mission is to sign hospitality management contracts with independent owners.

  SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Cala Corporation

  Dated: March 31, 2011 By: /s/ Joseph Cala

  Joseph Cala, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala Joseph Cala	President (principal financial and accounting officer)/Director	March 31, 2011
/s/ Raymond Francis Raymond Francis	Director	March 31, 2011
/s/ Larry Pfautsch Larry Pfautsch	Director	March 31, 2011

  CALA CORPORATION

  FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

  TABLE OF CONTENTS

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM …….18

    BALANCE SHEETS …………………………………………………………………. .19

    STATEMENTS OF OPERATIONS……………………………………………………20

    STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)……………………..….21

    STATEMENTS OF CASH FLOWS……………………………………………….…..22

    NOTES TO FINANCIAL STATEMENTS……………………………………….…… 24

  De Joya Griffith & Company, LLC

  CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders

  Cala Corp

  We have audited the accompanying balance sheets of Cala Corp (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from January 1, 2007 through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corp (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from January 1, 2007 through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

  /s/ De Joya Griffith & Company, LLC

  De Joya Griffith & Company, LLC

  Henderson, NV

  March 7, 2011

  CALA CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
  BALANCE SHEETS
  AS OF DECEMBER 31, 2009 AND 2008
  (AUDITED)

  ASSETS

	2009	2008
Current assets
Cash	$ --	$ --
Total current assets	--

Fixed assets, net of accumulated depreciation of $45,307 and $38,712	--	6,595
Total fixed assets	--	6,595

Other assets
Website development	13,877	23,877
Total assets	$13,877	$ 30,472

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$ 48,935	$ 49,973
Notes payable - officer/stockholder	71,978	65,419
Officer salary payable	433,600	133,600
Taxes payable	11,599	11,599
Notes payable	62,000	60,000
Total current liabilities	628,112	320,590

Total liabilities	628,112	320,590

Stockholders’ equity(deficit)
Common stock,
$0.005 par value; 400,000,000 shares authorized
issued and outstanding 320,866,147 and 304,886,147, respectively:	1,604,329	1,524,329
Additional paid-in capital	11,861,259	11,909,259
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(2,191,918)	(1,835,801)
Treasury stock -56,533 shares @cost	(1,116)	(1,116)
Total stockholders’ deficit	(614,235)	(290,118)
Total liabilities and stockholders’ deficit	$ 13,877	$30,472

  The accompanying notes are an integral part to the financial statements.

  CALA CORPORATION
  (A DEVELOPMENT-STAGE COMPANY)
  STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND FROM JANUARY 1, 2007 TO DECMBER 31, 2009
  (AUDITED)

	2009	2008	January 1, 2007 to December 31, 2009
Income	$ --	$ --	$ --

General and administrative expense	326,182	234,762	1,255,649
Depreciation and amortization	16,595	26.724	67,765
Total operating expenses	342,777	261,486	1,323,414

Loss from operations	(342,777)	(261,486)	(1,323,414)

Other income (expense)
Interest expense	(13,339)	(30,698)	(92,481)
Other income	--	23,092	74,007
Impairment loss on fixed asset	--	(710,205)	(711,817)
Other expense	--	(13,541)	(16,653)
Loss on disposal of assets	--	(121,560)	(121,560)
Total other income (expense)	(13,339)	(852,912)	(868,503)

Net loss	(356,116)	$ (1,114,398)	$ (2,191,917)

Earnings per share:
Net loss per share-basic	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic	319,638,750	300,554,791

  The accompanying notes are an integral part to the financial statements.

  CALA CORPORATION
  (A DEVELOPMENT-STAGE COMPANY)
  STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
  FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FROM JANUARY 1, 2007 TO DECMBER 31, 2009
  (AUDITED)

	Common Stock Number Shares	$0.005 Amount	Additional Paid-In Capital	Accumulated Deficit	Development Stage Accumulative Deficit	Stock Subscription	Treasury Shares	Stock	Total Stockholders’ Equity (Deficit)
Balance 12/31/06	249,251,980	1,246,258	$11,133,380	$(11,886,789)	$ --	$ (50,000)	(56,533)	$(1,116)	$441,733

Shares issued for cash @ $0.01-.35 per share	13,814,167	69,071	133,379	--	--	--	--	--	202,450
Shares issued for services classified as a capitalized cost @ $0.02 per share	10,600,000	53,000	215,000	--	--	--	--	--	268,000

Shares issued for services @ $0.02-0.03 per
share	1,250,000	6,250	25,750	--	--	--	--	--	32,000

Shares issued for salaries @$0.02 per share	15,000,000	75,000	225,000	--	--	--	--	--	300,000

Shares issued in lieu of debt @$0.01 per share	5,000,000	25,000	120,000	--	--	--	--	--	40,000

Allowance for outstanding receivable	--	--	--	--	--	50,000	--	--	50,000

Net loss	--	--	--	--	(721,403)	--	--	--	(721,403)

Balance 12/31/07	294,916,147	$ 1,474,579	$11,852,509	$(11,886,789)	$ (721,403)	$ --	(56,533)	$(1,116)	$ 717,780
	======	======	======	======	======	======	======	======	======

Shares issued for cash $0.01 per share	6,950,000	34,750	41,750	--	--	--	--	--	76,500

Stock issued in lieu of Accounts payable	3,000,000	15,000	15,000	--	--	--	--	--	30,000

Net loss	--	--	--	--	(1,114,398)	--	--	--	(1,114,398)

Balance 12/31/08	304,866,147	$1,524,329	$11,909,259	$(11,886,789)	$(1,835,801)	$ --	(56,533)	$(1,116)	$ (290,118)
	=====	=====	=====	=====	=====	=====	=====	=====	=====

Shares issued for service	11,000,000	55,000	(33,000)	--	--	--	--	--	22,000

Shares issued for reduction of advances-officer	5,000,000	25,000	(15,000)	--	--	--	--	--	10,000

Net loss	--	--	--	--	--	--	--	--	--

Balance 12/31/09	320,886,147	$1,604,329	$11,861,259	$(11,886,789)	$ (2,191,917)	$ --	(56,533)	$(1,116)	$ (614,235)
	=====	=====	=====	=====	=====	=====	=====	=====	=====

  The accompanying notes are an integral part of the financial statements.

  CALA CORPORATION
  (A DEVELOPMENT-STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FROM JANUARY 1, 2007 TO DECEMBER 31, 2009
  (AUDITED)

	2009	2008	From January 1, 2007 to December 31, 2009 (Development Stage Period)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (356,117)	$(1,114,398)	$(2,191,918)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Depreciation and amortization	16,595	26,722	67,762
Impairment on assets		710,205	711,818
Stock issued for services	22,000	--	354,000
Loss on disposition of assets		121,560	121,560
Bad debt expense		--	60,500
Financing cost		--	105,000
Change in operating assets and liabilities:
(Increase) in accounts receivable		--	(10,500)
Increase (decrease) accounts payable and accrued liabilities	(1,038)	(28,279)	43,547
Officer salary payable	300,000	133,600	433,600
Increase (decrease) in taxes payable		--	(28)
Net cash used in operating activities	(18,560)	(150,590)	(304,659)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash used on development costs	--	--	(70,001)
Disposal of fixed asset	--	--	4,832
Net cash used in investing activities	--	--	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from note payable	2,000	--	62,000
Proceeds on notes payable- related party	16,560	64,636	5,023
Proceeds from issuance of common stock	--	76,500	278,950
Payments made on mortgage payable	--	(3,693)	(12,244)
Net cash provided by financing activities	18,560	137,443	333,729

NET CHANGE IN CASH	--	(13,147)	(36,099)

CASH AT BEGINNING OF YEAR	--	13,147	36,099

CASH AT END OF YEAR	$ --	$ --	$ --

  The accompanying notes are an integral part of the financial statements.

  Supplemental schedule of cash flow information:

Interest paid	$ 991	$ 22,508	$ 53,495
Income tax	$ -	$ -	$ -

Supplemental schedule of non-monetary transactions

Satisfaction of accounts payable with common stock
3,000,000 shares @ $0.01 per share	$ --	$ 30,000	$ 30,000
Satisfaction of note payable with common stock	$ --	$ --	$ 145,000
Shares issued for services classified as a capitalized cost	$ --	$ --	$ 268,000
Satisfaction of notes payable- related party	$ 10,000	$ --	$ 10,000

  The accompanying notes are an integral part of the financial statements.

  CALA CORPORATION
  (A DEVELOPMENT-STAGE COMPANY)
  NOTES TO FINANCIAL STATEMENTS
  (AUDITED)

  NOTE 1: DESCRIPTION OF BUSINESS

  Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006. The Company is in the development stage of building an underwater resort and casino. The Company became a Development-Stage Company as of January 1, 2007. The Company continues to work on the development and production of the undersea resort and casino but to date has not begun any construction. During the last two years (2008 & 2009) the company has had no revenue producing business.

  NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States.

  Cash and cash equivalents

  The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

  Loss per share

  Net loss per share is provided in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 205) "Earnings per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities of which the Company has none outstanding.

  Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

  The Company’s accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

  Stock Based Compensation

  The company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

  Revenue recognition

  The Company’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services as those services are performed. Revenue recognition is limited to the amount that is not contingent upon delivery of any future service or meeting other specified performance conditions. During both the years ending December 31. 2009 and 2008 the Company had no revenue.

  Shares Returned to Treasury

  In 2006, 33,333 shares were repurchased to treasury for $ 1,000. In 2005, 23,200 shares were purchased for treasury at the cost of $ 116. The repurchased treasurer shares are carried at cost.

  Property and Equipment

  Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years.

  Impairment of long-lived assets

  The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2009 or 2008. The Company incurred an impairment loss of $710,205 in the year ending December 31, 2009

  Basic and diluted net income (loss) per share

  Basic and diluted net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income (loss) per share is the same due to the absence of common stock equivalents.

  Income Taxes

  The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

  Development Stage Company

  The accompanying consolidated financial statements have been prepared in accordance with the FASB ASC 915-205 "Development-Stage Entities". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

  NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

  In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

  In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

  NOTE 4: GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an aggregate deficit and accumulated deficit during the development stage of $14,078,707 and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

  NOTE 5: RELATED PARTY TRANSACTIONS

  During the year ended December 2008, the Company accrued $300,000 for salary payable to an officer of the Company; resulting in an outstanding balance of $433,600 as of December 31, 2009.

  On January 28, 2009 the Company issued 8,000,000 shares to two directors for a value of $16,000 and 5,000,000 with a value of $10,000 to an officer for reduction of notes payable – officer.

  During the year ended December 31, 2009, an officer advanced additional, non-interest bearing demand note, for $16,559 to the Company for debt reduction and operating expenses for an outstanding Notes payable-officer/stockholder balance of $81,978 as of December 31, 2009.

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

  Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2009:

2010	102,000
2011	102,000
2012	102,000
2013 and thereafter	308,267
Total	614,267

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

  The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2009:

2010	72,396
2011	74,574
2012	76,812
2013 and thereafter	265,680
Total	$ 489,462

  NOTE 7- NOTE PAYABLE

  In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. On March 26, 2008, the note was amended to extend the term of the loan to December 31, 2008 and increase the interest rate to 11%. As of December 31, 2009 and December 31, 2008, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $22,480 and $13,926, respectively. On November 1, 2009 the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding.

  On June 26, 2009 the Company issued a non-interest bearing demand note for $2,000.

  NOTE 8 - PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 2009 and 2008 consisted of the following:

	12/31/09	12/31/08
Vehicles	45,308	45,308
	------------	-----------
	45,308	45,308
Less accumulated depreciation	(45,308)	(38,712)
	-------------	-----------
	$ --	$6,596
	========	========

  Depreciation expense for the years ended December 31, 2009 and 2008 was $6,595 and $26,724, respectively.

  NOTE 9 - WEBSITE DEVELOPMENT

  Website Development at September 30, 2009 and December 31, 2008 consisted of the following:

	12/31/09	12/31/08
Website Development	$ 25,000	$ 25,000
Less accumulated amortization	(11,123)	(1,123)
	-------------	-----------
	$ 13,877	$ 3,877
	=======	=======

  Amortization expense for year ended December 31, 2009 and 2008 was $10,000 and $1,123, respectively.

  NOTE 10 – STOCKHOLDERS EQUITY

  During the year ending December 31, 2008 the Company issued the following shares of common stock:

    6,950,000 at $0.01-$0.02 with a value of $76,500 for cash.

    3,000,000 shares at $0.01 with a value of 30,000 for accounts payable

  During the year ending December 31, 2009 the Company issued the following shares of common stock:

    11,000,000 at $0.02 with a value of $22,000 for service

    5,000,000 shares at $0.02 with a value of 10,000 for reduction of advances from an officer.

  NOTE 11 - INCOME TAXES

  The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

  As of December 31, 2009, the Company had net operating loss carryforward of $13,193,693 which expire in varying amounts between 2010 and 2029. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

  Deferred income tax assets of $4,628,993 and $4,493,152 at December 31, 2009 and 2008, respectively were offset in full by a valuation allowance

  The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

	As of December 31, 2009	As of December 31, 2008
Deferred tax assets:
Net operating loss carryforward	$ 4,952,842	$ 4,493,152
	11,200	335,049
Total deferred tax assets	4,964,042	4,828,202

Net deferred tax assets before valuation allowance	4,964,042	4,828,202
Less: Valuation allowance	(4,964,042)	(4,828,202)
Net deferred tax assets	$ --	$ --

  A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2009	As of December 31, 2008
Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(6.0%)	(6.0%)
Change in valuation allowance on deferred tax assets	41.0%	41.0%
Effective tax rate	0.0%	0.0%

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