Form 10-Q
period 2010-03-30
CALA CORP
filed 2011-05-23
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION

Exact Name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX 77002	(713)302-8689
(Address of Principal Executive Offices).	(Company’s Telephone Number)

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

As of May 10, 2011, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

CALA CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Total current assets	$ --	$ _--_

Other assets
Website development	11,376	13,877
Total assets	$ 11,376	$ 13,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 48,620	$ 48,935
Notes payable	62,000	62,000
Due to related party	74,748	71,978
Accrued officers salary	508,600	433,600
Taxes payable	11,599	11,599
Total current liabilities	705,567	628,112

Total liabilities	705,567	628,112

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 320,866,147,
respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(2,271,874)	(2,191,918)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(694,191)	(614,235)
Total liabilities and stockholders’ deficit	$ 11,376	$ 13,877

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended March 31, 2010	For three Months Ended March 31, 2009	From January 1, 2007 through March 31, 2010 (Development Stage Period)
Income	$ --	$ --	$ --
General and administrative expense	75,079	97,570	1,330,728
Impairment loss on assets	--	--	711,817
Loss on disposal of assets	--	--	121,560
Depreciation and amortization	2,500	4,765	70,265
Total operating expenses	77,579	102,335	2,234,370

Loss from operations	(77,579)	(102,335)	(2,234,370)

Other income(expense)
Other income	--	--	74,007
Interest expense	(2,377)	(3,014)	(94,858)
Other expense	--	--	(16,653)
Total other income (expense)	(2,377)	(105,349)	(37,504)

Net loss	$ (79,956)	$ (105,349)	$ (2,271,874)

Earnings per share:
Net loss per share- basic	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding -basic	320,866,147	315,943,070

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended March 31, 2010	For Three Months Ended March 31, 2009	From January 1, 2007 through March 31, 2010 (Development Stage Period)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (79,956)	$ (105,349)	$ (2,271,874)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Impairment loss	--	--	711,818
Depreciation and amortization	2,500	4,765	70,262
Stock based compensation issued for services	--	22,000	354,000
Allowance for doubtful accounts	--	-	60,500
Financing cost	--	-	105,000
Loss on disposal of assets	--		121,560
Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	(10,500)
Increase (decrease) in accounts payable and accrued expense	(315)	(5,758)	43,232
Accrued officers salary	75,000	75,000	508,600
Decrease in taxes payable	--	--	(28)
Increase in prepaid	--	--	--
Net cash used in operating activities	(2,771)	(9,342)	(307,430)

CASH FLOW FROM INVESTING ACTIVITIES
Payment for development costs	--	--	(70,001)
Disposal of fixed assets	--	--	4,832
Net cash used investing activities	--	--	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage			(12,244)
Proceeds from notes payable	--		62,000
Proceeds from issuance of common stock	--	--	278,950
Proceeds from due to related party	2,771	9,342	7,794
Net cash provided by financing activities	2,771	9,342	336,500

NET CHANGE IN CASH	--	--	(36,099)

CASH AT BEGINNING OF PERIOD	--	--	36,099

CASH AT END OF PERIOD	$ --	$ --	$ --
SUPPLEMENTAL INFORMATION:
Interest paid	$ --	$ 991	$ 53,495
Income taxes paid	$ --	$ --	$ --
Shares issued for services classified as a capital cost	$ --	$ --	$ 268,000
Satisfaction of accounts payable with common stock	$ --	$ --	$ 30,000
Satisfaction of notes payable with common stock	$ --	$ --	$ 145,000
Satisfaction of notes payable – related party with common stock	$ --	$ 10,000	$ 10,000

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cala Corporation, (formerly Magnolia Foods, Inc.), (the “Company”) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006. The Company is in the development stage of building an underwater resort and casino but to date has not begun any construction. The Company became a Development Stage Company as of January 1, 2007 and is classified as a Development Stage Company under ASC Topic 915.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,158,663 ($11,886,789 and $2,271,874, respectively). The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

B. Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Financial Accounting Standards Board Accounting Standards Codification 260 (ASC 260) "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2010, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

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

G. Revenue Recognition - The Company did not have any revenue during the periods ending March 31, 2010 and 2009.

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

J. The accompanying consolidated financial statements have been prepared in accordance with the ASC 915 “Development-Stage Entities". A development-stage entity is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the enterprise's inception.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ending March 31, 2010, the Company accrued $75,000 for salary payable to an officer of the Company resulting in a balance due of $508,600 which has been accrued and not paid. As of December 31, 2009, salary payable due to officer was $433,600

During the three months period ending March 31, 2010, an officer advanced $2,771 to the Company for operating expenses and for an outstanding balance of $74,748 and $71,978 as of December 31, 2009.

NOTE 6 - FIXED ASSETS

Fixed Assets at March 31, 2010 and December 31, 2009 consist of the following:

	3/31/2010	12/31/2009
Vehicles	45,308	45,308
Less accumulated depreciation	(45,308)	(45,308)
	-------------	-----------
	$ --	$--
	=============	============

Depreciation expense for the three months ended March 31, 2010 was zero and $2,265 for the same period in 2009. Amortization expense for the web site was $2,500 in both periods ending March 31, 2010 and 2009.

NOTE 7- NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. On November 1, 2009 the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding. As of March 31, 2010 and December 31, 2009, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $24,738 and $15,949, respectively.

Additionally in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non interest bearing and due on demand. As of March 31, 2010 and December 31, 2009, the outstanding balance in advances was $2,000 and $2,000 respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company did not have any issuances during the three months ending March 31, 2010.

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

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2010:

2010	76,500
2011	102,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$ 590,767

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

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2010:

2010	54,297
2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$ 471,363

(See Note-10 Legal Matters)

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

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company’s position is the notes and interest were paid in full by the issuance of the Company stock for payment of the notes and the Company has no further liability.

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

Results of Operations.

(a) Revenues.

The Company reported no revenues for the three months ended March 31, 2010 and 2009.

(b) General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $75,079 for the three months ended March 31, 2010 as compared to $97,570 for the three months ended March 31, 2009. The decrease in this expense category was due primarily to no consulting fees in 2010 compared to $22,000 in 2009.

(c) Depreciation and amortization.

Depreciation and amortization for the three months ended March 31, 2010 was $2,500 and $4,765 for the same period ending March 31, 2009. The decrease was due to no depreciation in 2010 and $2,265 of depreciation in 2009.

(d) Interest Expense.

The Company incurred interest charges of $2,377 and $3,014 during the three months ended March 31, 2010 and 2009. The decrease in interest is due to an interest accrual and adjustment on an accrued expense in 2009 that did not occur in 2010.

(e) Net Loss.

The Company reported a net loss of $79,956 for the three months ended March 31, 2010 as compared to a net loss of $105,349 for the same period ended March 31, 2009. The loss for the quarter ended March 31, 2010 was primarily attributable to accrual of officer salaries. The decrease in 2010 from 2009 was due to no consulting fees in 2010 compared to $22,000 in 2009.

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

Operating Activities.

The net cash used in operating activities was $2,771 for the three months ended March 31, 2010 compared to net cash used of $9,342 for the three months ended March 31, 2009. This decrease is due primarily to stock for services issued in 2009 and none in 2010.

Investing Activities.

Net cash used in investing activities was zero for the three months period ending March 31, 2010 and zero for the same period ending March 31, 2009.

Financing Activities.

Net cash provided by financing activities was $2,771 for the three month period ending March 31, 2010 and $9,342 for the same period ending March 31, 2009. Cash provided was from advances from a related party in both periods.

Liquidity and Capital Resources.

As of March 31, 2010, the Company had total current assets of zero and total current liabilities of $705,567 resulting in net working capital deficit of $705,567. During the three months ended March 31, 2010 and 2009, the Company incurred losses of $79,956 and $105,349, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,158,663 ($11,886,789 and $2,271,874, respectively). These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2009 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company’s position is the notes and interest were paid in full by the issuance of the stock to the plaintiff and the Company has no liability.

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of March 31, 2010, the outstanding principle balance of the note was $60,000 and had accrued interest of $24,738. The note including principal and interest is in default and still outstanding.

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

Dated: May 10, 2011 By: /s/ Joseph Cala

Joseph Cala, President

Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).