Form 10-Q
period 2010-06-30
CALA CORP
filed 2011-07-22
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION

Exact Name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX 77002	(713) 236-1818
(Address of Principal Executive Offices	(Company’s Telephone Number)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes  No X.

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

As of June 15, 2011, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

CALA CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Total current assets	$ --	$ --

Other assets
Website development costs-net of amortization $21,123
and $16,123, respectively	8,877	13,877
Total assets	$ 8,877	$ 13,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 54,351	$ 48,935
Note payable	62,000	62,000
Due to related party	75,769	71,978
Accrued officers salary	583,600	433,600
Taxes payable	11,599	11,599
Total current liabilities	787,319	628,112

Total liabilities	787,319	628,112

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 294,916,147,
respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(2,356,125)	(2,191,918)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(778,442)	(614,235)
Total liabilities and stockholders’ deficit	$ 8,877	$ 13,877

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended June 30, 2010	For three Months Ended June 30, 2009	For Six Months Ended June 30, 2010	For Six Months Ended June 30, 2009	From January 1, 2007 through June 30, 2010 (Development Stage Period)
Income	$ --	$ --	$ --	$ --	$ --
General and administrative
expense	79,287	77,268	154,366	174,838	1,410,015
Impairment loss on assets					711,817
Loss on disposal of assets					121,560
Depreciation and amortization	2,500	4,765	5,000	9,531	72,765
Total operating expenses	81,787	82,033	159,366	184,369	2,316,157

Loss from operations	(81,787)	(82,033)	(159,366)	(184,369)	(2,316,157)

Other income (expense)
Other income	--	--	--	--	74,007
Interest expense	(2,464)	(3,938)	(4,841)	(6,953)	(97,322)
Other expense	--	--	--	--	(16,653)
Total other income (expense)	(2,464)	(3,938)	(4,841)	(6,953)	(39,968)

Net loss	$ (84,251)	$ (85,972)	(164,207)	(191,322)	$ (2,356,125)
Earnings per share:
Net loss per share- basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding- basic	320,866,147	320,866,147	320,866,147	318,404,609

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended June 30, 2010	For Six Months Ended June 30, 2009	From January 1, 2007 through June 30, 2010(Development Stage Period)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (164,207)	$ (191,322)	$ (2,356,125)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Impairment loss	--	--	711,818
Depreciation and amortization	5,000	9,531	72,762
Stock based compensation issued for services	--	22,000	354,000
Allowance for doubtful accounts	--	--	60,500
Financing cost	--	--	105,000
Loss on disposal of assets	--		121,560
Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	(10,500)
Increase (decrease) in accounts payable and accrued expenses	5,416	(4,052)	48,963
Accrued officers salary	150,000	150,000	583,600
Increase(decrease) in taxes payable	--	--	(28)
Net cash used in operating activities	(3,791)	(13,843)	(308,450)

CASH FLOW FROM INVESTING ACTIVITIES
Payment for development costs	--	--	(70,001)
Web development cost
Disposal of fixed assets	--	--	4,832
Net cash used investing activities	--	--	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage	--		(12,244)
Proceeds from notes payable	--	2,000	62,000
Proceeds from issuance of common stock	--	--	278,950
Proceeds from due to related party	3,791	11,843	8,814

Net cash provided by financing activities	3,791	13,843	337,520

NET CHANGE IN CASH	--	--	(36,099)

CASH AT BEGINNING OF PERIOD	--	--	36,099

CASH AT END OF PERIOD	$ --	$ --	$ --

SUPPLEMENTAL INFORMATION:
Interest paid	$ --	$ 991	$ 53,495
Shares issued for service classified as a capital cost	$ --	$ --	$ 268,000
Satisfaction of accounts payable with common stock	$ --	$ --	$ 30,000
Satisfaction of notes payable with common stock	$ --	$ --	$ 145,000
Satisfaction of notes payable – related parties with common stock	$ --	$ 10,000	$ 10,000

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,242,915 ($11,886,789 and $2,356,125, respectively). The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

B. Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Financial Statement Accounting Board Accounting Standards Codification 260 (ASC 260) "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of June 30, 2010, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D. Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

E. Stock Based Compensation -Stock based compensation is accounted for using ASC 718 “Stock-Based Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

F. Shares Returned to Treasury – During 2005, 23,200 shares were repurchased to Treasury for $116. During 2006, 33,333 shares were repurchased to treasury for $1,000.

G. Revenue Recognition – The Company recognizes revenue upon shipment of a product to the customer or upon completion of the service the Company is providing. The Company did not have any revenue during the periods ending June 30, 2010 and 2009.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements through ASU 2011-04 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months period ending June 30, 2010, the Company accrued $150,000 for salary payable to an officer of the Company with a balance due from the Company of $583,600 which has been accrued and not paid. As of December 31, 2009, salary payable due to officer was $433,600.

During the six month period ending June 30, 2010, an officer advanced $3,791 to the Company for operating expenses and debt reduction for an outstanding balance of $75,769 as of June 30, 2010 and $71,978 as of December 31, 2009.

NOTE 6 - FIXED ASSETS

Fixed Assets at June 30, 2010 and December 31, 2009, consist of the following:

	6/30/2010	12/31/09
Vehicles	45,308	45,308
Less accumulated depreciation	(45,308)	(45,308)
	$ --	$--

Depreciation expense for the six months ended June 30, 2010 was zero and $2,064 for the same period in 2009. Amortization expenses for the web site were $5,000 in both periods ending June, 30, 2010 and 2009.

NOTE 7- NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. On November 1, 2009, the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding. As June 30, 2010 and December 31, 2009, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $27,083 and $22,480, respectively.

Additionally in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of June 30, 2010 and December 31, 2009, the outstanding balance in advances was $2,000 and $2,000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company did not have any issuances during the six months ending June 30, 2010.

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

Then following is a schedule by year of the future minimum rental payments required under the operating lease that has non-cancelable lease terms in excess of one year as of June 30, 2010:

2010	$ 51,000
2011	102,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$ 563,267

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non affiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The sub-lessee terminated payment of the $1,500 in August 2008.

The following is a schedule by year of the future minimum rental payments required under the operating lease that has non-cancelable lease terms in excess of one year as of June 30, 2010:

2010	36,148
2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$453,314

NOTE 10- LEGAL MATTERS

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of two notes the Company issued totaling $125,000. Subsequent to this, an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company has not paid the principal or interest on the promissory notes issued in 2004. In 2005, the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest. As of June 30, 2010, the Company maintains the notes and interest were paid in full by the issuance of Company stock for payment of the notes and the Company has no further liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations is based upon, and should be read in conjunction with its unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

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

Results of Operations

(a) Revenues.

The Company reported no revenues for the six months periods ended June 30, 2010 and 2009.

(b) General and Administrative Expenses

The Company incurred general and administrative expenses of $79,287 for the three months and $154,366 for the six months ended June 30, 2010 as compared to $77,268 for the three months and $174,838 for the six months ended June 30, 2009. There was little change from period to period mainly due to the inactivity of the Company in both 2010 and 2009.

(c) Depreciation and amortization

Depreciation and amortization for the three and six months periods ended June 30, 2010 was $2,500 and $5,000 and $4,765 and $9,531 for the same periods ending June 30, 2009, respectively. The depreciation is attributable to a vehicle owned by the Company and the amortization of the Company’s web site.

(d) Interest Expense

The Company incurred interest charges of $2,464 and $4,841 during the three and six months ended June 30, 2010 and $3,938 and $6,953 for the respective periods in 2009.

(e) Net Loss

The Company reported a net loss of $84,251 and $164,207 for the three and six months ended June 30, 2010 as compared to a net loss of $85,972 and $191,322 for the same periods ended June 30, 2009. The decreased loss for the periods in 2010, however minimal was primarily attributable to lower cost legal and accounting and other expenses.

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

Key Personnel

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of the Company’s senior management, including the Company’s chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the Company’s business and prospects.

Operating Activities

The net cash used in operating activities was $3,791 for the six months period ending June 30, 2010 compared to net cash used of 13,843 for the six months ended June 30, 2009. This decrease is due primarily to the lower net loss and depreciation and amortization plus increased accounts payable and accrued interest in 2010 compared to the same period in 2009.

Investing Activities

Net cash used in investing activities was zero for the six months period ending June 30, 2010 and zero for the same period ending June 30, 2009.

Financing Activities

Net cash provided by financing activities was $3,791 for the six month period ending June 30, 2010 and $13,843 for the same period ending June 30, 2009. Financing activities for the period ending June 30, 2010 were lower due to less activity in the period compared to the period ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, the Company had total current assets of zero and total current liabilities of $787,319, resulting in net working capital deficit of $787,319. During the six months ended June 30, 2010 and 2009, the Company incurred losses of $164,207 and $191,322, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,242,914 ($11,886,789 and $ 2,356,125, respectively). These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2009 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Inflation

The impact of inflation on our costs and the ability to pass on cost increases to customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the Company does not anticipate inflationary factors will have a significant impact on future operations.

Critical Accounting Policies

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

(a) Use of Estimates in the Preparation of Financial Statements

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

(b) Stock-Based Compensation Arrangements

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

(c) Revenue Recognition

Sales are recognized when the product or service is delivered to the customer.

Forward Looking Statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Disclosure Controls and Procedures

There were no significant changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of two notes the Company issued totaling $125,000. Subsequent to this, an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company has not paid the principal or interest on the promissory notes, issued in 2004. In 2005, the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest. The Company maintains the position the notes and interest were paid in full by the issuance of stock to the plaintiff and the Company has no liability.

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were issued during the period that had not been reported in the previous 10-Q.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of June 30, 2010, the outstanding principle balance of the note was $60,000 and had accrued interest of $27,083. The note including principal and interest is in default and still outstanding.

ITEM 4: REMOVE AND RESERVE

ITEM 5: OTHER INFORMATION

NONE

ITEM 6: EXHIBITS.

31 Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala.

32 Section 1350 Certification of Joseph Cala.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.

Dated: June 15, 2011 By: /s/ Joseph Cala

Joseph Cala, President

Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).