Form 10-Q
period 2010-09-30
CALA CORP
filed 2011-08-22
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of June 27, 2011, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

TABLE OF CONTENTS

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	3
Statements of Operations For the Three and Nine Months ending September, 2010 and 2009 and from January 1, 2007 through September 30, 2010 (unaudited)	4
Statements of Cash Flows For the Three and Nine Months Ended September 30 , 2010 and 2009 and from January 1, 2007 through September 30, 2010 (unaudited)	5
Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. [Remove and Reserve]	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	21

CALA CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Total current assets	$ --	$ --

Other assets
Website development costs-net of amortization $23,623
and $16,123, respectively	6,377	13,877
Total assets	$ 6,377	$ 13,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	55,271	$ 48,935
Note payable	62,000	62,000
Due to related party	80,949	71,978
Accrued officers salary	658,600	433,600
Taxes payable	11,599	11,599
Total current liabilities	868,419	628,112

Total liabilities	868,419	628,112

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 320,866,147,
respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(2,439,726)	(2,191,918)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(862,042)	(614,235)
Total liabilities and stockholders’ deficit	$ 6,377	$ 13,877

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended September 30, 2010	For three Months Ended September 30, 2009	For Nine Months Ended September 30, 2010	For Nine Months Ended September 30, 2009	From January 1, 2007 through September 30, 2010 (Development Stage Period)
Income	$ --	$ --	$ --	$ --	$ --
General and administrative
expense	78,550	77,964	232,916	250,301	1,488,566
Impairment loss on assets					711,817
Loss on disposal of assets					121,560
Depreciation and amortization	2,500	2,064	7,500	14,095	75,265
Total operating expenses	81,050	80,028	240,416	264,396	2,397,208

Loss from operations	(81,050)	(80,028)	(240,416)	(264,396)	(2,397,208)

Other income (expense)
Other income	--	--	--	--	74,007
Interest expense	(2,550)	(3,590)	(7,392)	(10,543)	(99,872)
Other expense	--	--	--	--	(16,653)
Total other income (expense)	(2,550)	(3,590)	(7,392)	(10,543)	(42,518)

Net loss	$ (83,600)	$ (83,618)	(247,808)	(274,939)	$ (2,439,726)
Earnings per share:
Net loss per share- basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding- basic	320,866,147	320,866,147	320,866,147	319,219,088

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended September 30, 2010	For Nine Months Ended September 30, 2009	From January 1, 2007 through September 30, 2010(Development Stage Period)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (247,808)	$ (274,939)	$ (2,439,726)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Impairment loss	--	--	711,818
Depreciation and amortization	7,501	14,095	75,263
Stock based compensation issued for services	--	22,000	354,000
Allowance for doubtful accounts	--	--	60,500
Financing cost	--	--	105,000
Loss on disposal of assets	--		121,560
Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	(10,500)
Increase (decrease) in accounts payable and accrued expenses	6,336	(1,748)	49,883
Accrued officers salary	225,000	225,000	658,600
Increase(decrease) in taxes payable	--	--	(28)
Net cash used in operating activities	(8,971)	(15,592)	(313,630)

CASH FLOW FROM INVESTING ACTIVITIES
Payment for development costs	--	--	(70,001)
Web development cost
Disposal of fixed assets	--	--	4,832
Net cash used investing activities	--	--	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES
Payments made on mortgage	--		(12,244)
Proceeds from notes payable	--	2,000	62,000
Proceeds from issuance of common stock	--	--	278,950
Proceeds from notes payable - related party	8,971	13,592	13,994

Net cash provided by financing activities	8,971	15,592	342,700

NET CHANGE IN CASH	--	--	(36,099)

CASH AT BEGINNING OF PERIOD	--	--	36,099

CASH AT END OF PERIOD	$ --	$ --	$ --

SUPPLEMENTAL INFORMATION:
Interest paid	$ --	$ 991	$ 53,495
Shares issued for service classified as a capital cost	$ --	$ --	$ 268,000
Satisfaction of accounts payable with common stock	$ --	$ --	$ 30,000
Satisfaction of notes payable with common stock	$ --	$ --	$ 145,000
Satisfaction of notes payable – related parties with common stock	$ --	$ 10,000	$ 10,000

The accompanying notes are an integral part of these financial statements.

CALA CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,326,515 ($11,886,789 and $2,439,726, respectively). The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

B. Cash and cash equivalents - The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Financial Statement Accounting Board Accounting Standards Codification 260 (ASC 260) "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2010, the Company had no issuable shares qualified as dilutive. Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

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

G. Revenue Recognition – The Company recognizes revenue upon shipment of a product to the customer or upon completion of the service the Company is providing. The Company did not have any revenue during the periods ending September 30, 2010 and 2009.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months period ending September 30, 2010, the Company accrued $225,000 for salary payable to an officer of the Company with a balance due from the Company of $658,600 which has been accrued and not paid. As of December 31, 2009, salary payable due to officer was $433,600.

During the nine month period ending September 30, 2010, an officer advanced $8,971 to the Company for operating expenses and debt reduction for an outstanding balance of $80,948 as of September 30, 2010 and $71,978 as of December 31, 2009.

NOTE 6 – WEBSITE DEVELOPMENT

Website Development at September 30, 2010 and December 31, 2009 consisted of the following:

	9/30/2010	12/31/09
Website Development	25,000	25,000
Less accumulated amortization	(18,624)	(11,123)
	-------------	-----------
	$ 6,376	$13,877
	=============	============

Amortization expense for the nine months ended September 30, 2010 was $7,500 and $8,623 for the same period in 2009.

NOTE 7- NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. On November 1, 2009, the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding. As September 30, 2010 and December 31, 2009, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $29,520 and $22,480, respectively.

Additionally in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of September 30, 2010 and December 31, 2009, the outstanding balance in advances was $2,000 and $2,000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company did not have any issuances during the nine months ending September 30, 2010.

NOTE 9 - COMMITMENTS & CONTINGENCIES

On January 9, 2006, the Company entered into a lease at 3160 Danville Blvd. Suite A, Alamo, CA consisting of 4,500 square feet for a restaurant. The duration of the lease is 10 years with a renewable option for 5 more years. The monthly rent on the space is $8,500 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis. On August 1, 2006, the Company assigned the lease to a non-affiliated third party but the Company remains liable for the lease until it terminates on January 8, 2016. As of September 30, 2010 there has been no effort on the part of the lessor to collect any portion of the outstanding contingent liability of the lease.

Then following is a schedule by year of the future minimum rental payments required under the operating lease that has non-cancelable lease terms in excess of one year as of September 30, 2010:

2010	$ 25,500
2011	102,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$ 537,767

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub lease basis. The Company is still fully obligated to the terms of this lease. However, the non affiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The sub-lessee terminated payment of the $1,500 in August 2008. AS of September 30, 2010 there has been no effort on the part of the lessor to collect on any portion of the outstanding contingent liability of the lease.

The following is a schedule by year of the future minimum rental payments required under the operating lease that has non-cancelable lease terms in excess of one year as of September 30, 2010:

2010	18,074
2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$435,140

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

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of two notes the Company issued totaling $125,000. Subsequent to this, an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company has not paid the principal or interest on the promissory notes issued in 2004. In 2005, the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest. As of September 30, 2010, the Company maintains the notes and interest were paid in full by the issuance of Company stock for payment of the notes and the Company has no further liability and there has been no activity in the suit.

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

Results of Operations

(a) Revenues.

The Company reported no revenues for the nine months periods ended September 30, 2010 and 2009.

(b) General and Administrative Expenses

The Company incurred general and administrative expenses of $78,550 for the three months and $232,916 for the nine months ended September 30, 2010 as compared to $77,964 for the three months and $250,301 for the nine months ended September 30, 2009. There was little change from period to period mainly due to the inactivity of the Company in both 2010 and 2009.

(c) Depreciation and amortization

Depreciation and amortization for the three and nine months periods ended September 30, 2010 was $2,500 and $7,500 and $2,064 and $14,095 for the same periods ending September 30, 2009, respectively. The depreciation is attributable to a vehicle owned by the Company and the amortization of the Company’s web site.

(d) Interest Expense

The Company incurred interest charges of $2,550 and $7,392 during the three and nine months ended September 30, 2010 and $3,950 and $10,543 for the respective periods in 2009.

(e) Net Loss

The Company reported a net loss of $83,600 and $247,808 for the three and nine months ended September 30, 2010 as compared to a net loss of $83,618 and $274,939 for the same periods ended September 30, 2009. The decreased loss for the periods in 2010, however minimal was primarily attributable to lower cost legal and accounting and other expenses.

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

Operating Activities

The net cash used in operating activities was $8,971 for the nine months period ending September 30, 2010 compared to net cash used of 15,592 for the nine months ended

September 30, 2009. This decrease is due primarily to the lower net loss and depreciation and amortization plus increased accounts payable and accrued interest in 2010 compared to the same period in 2009.

Investing Activities

Net cash used in investing activities was zero for the nine months period ending September 30, 2010 and zero for the same period ending September 30, 2009.

Financing Activities

Net cash provided by financing activities was $8,971 for the nine month period ending September 30, 2010 and $15,592 for the same period ending September 30, 2009. Financing activities for the period ending September 30, 2010 were lower due to less activity in the period compared to the period ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, the Company had total current assets of zero and total current liabilities of $868,419, resulting in net working capital deficit of $868,419. During the nine months ended September 30, 2010 and 2009, the Company incurred losses of $247,808 and $274,939, respectively. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,326,515 ($11,886,789 and $ 2,439,726, respectively). These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2009 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of September 30, 2010, the outstanding principle balance of the note was $60,000 and had accrued interest of $29,520. The note including principal and interest is in default and still outstanding.

ITEM 4: [REMOVE AND RESERVE]

ITEM 5: OTHER INFORMATION

NONE

ITEM 6: EXHIBITS.

31 Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala.

32 Section 1350 Certification of Joseph Cala.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.

Date: June 27, 2011	By: /s/ Joseph Cala
Joseph Cala
Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).