Form 10-K
period 2010-12-31
CALA CORP
filed 2012-09-18
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

COMMISSION FILE NUMBER: 000-15109

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒.

The Company’s revenues for the fiscal year ended December 31, 2010 was zero.  The aggregate market value of the voting stock held by non-affiliates of the Company as of September 14, 2012: $994,685.  As of September 14, 2012, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒.

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

ITEM 1A.  RISK FACTORS

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

ITEM 3.  LEGAL PROCEEDINGS.

On January 20, 2010, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff.  The Company and principal shareholder has agreed to a judgment of $176,666 plus attorney’s fees of $25,000.  As of this date the judgment has not been entered or signed by the plaintiff’s attorney and the judge presiding in the case so the liability cannot yet be determined.  Until entered the judgment is not in effect and could change.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2010-36988 with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafternone of which have been made. As of this date the judgment has not been signed by the plaintiff’s, attorney or the judge presiding over the case so actual liability can not yet be determine.  Until the order is entered the judgment is not in effect and could change.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2010 (1)

	High	Low
Quarter Ended December 31, 2010	0.0017	0.0004
Quarter Ended September 30, 2010	0.0022	0.0009
Quarter Ended June 30, 2010	0.0025	0.0007
Quarter Ended March 31, 2010	0.003	0.0011

(1)  The Company’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2009

	High	Low
Quarter Ended December 31, 2009	0.008	0.0011
Quarter Ended September 30, 2009	0.005	0.0010
Quarter Ended June 30, 2009	0.003	0.0010
Quarter Ended March 31, 2009	0.004	0.0010

Holders of Common Equity

As of December 31, 2010, the Company had approximately 515 shareholders of record.

Dividend Information

The Company has not declared or paid a cash dividend to stockholders since it was incorporated.  The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Sales of Unregistered Securities

The Company made no sales of unregistered securities (restricted stock) during the year which have not been reported in the 10 Q’s filed for the first three quarters for the year ending December 31, 2010.

ITEM 6: SELECTED FINANCIAL DATA

Not Applicable

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company incurred General and Administrative expenses of $324,640 for the year ending 2010 and $326,182 for the year ending 2009. Stock for services consisted of zero and $22,000 of the total general and administrative expense for the years ending 2010 and 2009, respectively. Officers salary of $300,000 was the major components of G&A during the years ended 2010 and 2009.

Other expense totaled 331,656 for the period ended December 31, 2010 compared to $13,339 for the same period in 2009.  The increase was ude to the accrual for 2 legal claims totaling $321,666 on 2010.

The Company has incurred net losses: $666,296 for the fiscal year ended December 31, 2010 and $356,116 for the fiscal year ended December 31, 2009.  The Company’s current liabilities exceed its current assets by $1,280,531 as of December 31, 2010 and $614,235 as of December 31, 2009.  At December 31, 2010, the Company had an aggregate accumulated deficit and accumulated deficit during the development stage of $14,745,003 ($11,886,789 and $2,858,214, respectively).  This raises substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources has been receipts of proceeds from debt offerings. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The net cash used in operating activities was $11,295 for the year ended December 31, 2010 compared to net cash used of $18,560 for the year ended December 31, 2009. Net cash used in investing activities was zero for the year ending December 31, 2010 and zero for the same period ending December 31, 2009.

Net cash provided by financing activities was $11,295 for the year ended December 31, 2010 and the net cash provided was $18,560 for the same period ending December 31, 2009. Financing activities for the period ending December 31, 2009 were higher due advances of an officer.

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

Twelve-Month Plan of Operation

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

Capital Expenditures

None

Critical Accounting Policies

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

ITEM 8.  FINANCIAL STATEMENTS.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors on accounting or financial disclosures.

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

ITEM 9B.  OTHER INFORMATION

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

Director and Executive Officer.

Joseph Cala, 51, Director, Chairman and CEO

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

Larry S. Pfautsch, 62, Director

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

		Annual compensation				Long-term compensation
		Salary ($)		Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compen- sation ($)
Name and principal position	Year					Restricted stock award(s) ($)	Securities under-lying options/SARs (#)	LTIP payouts ($)

Joseph Cala,(1)	2010	300,000	(2)	-	-	-	-	-	-
President	2009	300,000	(2)	-	-	-	-	-	-
	2008	150,000	(2)	-	-	-	-	-	-

(1)	Mr Cala was appointed a director and president in 1999.
(2)	Accrued but not paid

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company.  In addition, no remuneration is proposed to be paid in the future, directly or indirectly, by the Company to any officer or director since there is no existing plan as of December 31, 2010 which provides for such payment.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of May 31, 2010 (320,866,147 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Joseph Cala 1314 Texas Street Houston, TX 77002	123,567,793	38.5%
Common Stock	Larry Pfautsch 1314 Texas Street Houston, TX 77002	15,500,000	4.8%
Common Stock	Raymond Francis 1314 Texas Street Houston, TX 77002	13,000,000	5.0%
Common Stock	Shares of all directors and executive officers as a group (1 person)	152,067,793	48.3%

(1)	None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders.

In 2005, the officer of the Company was issued 7,000,000 shares to reduce accrued salary of $112,500. On January 2006, an officer of the Company returned 300,000 shares of common stock and received $ 15,000 in cash.  The shares were cancelled. On August 2006, an officer of the Company returned 7,166,425 shares to the Company for a note payable of $ 214,993. The shares were cancelled. On November 21, 2006, the Company issued an officer of the Company 16,611,111 shares of common stock valued at $ 352,986 for salary for the year ended 2006.  On February 2, 2007, the Company issued 15,000,000 shares of common stock valued at $300,000 for salary for the year ended 2007. On January 28, 2009 the Company issued 8,000,000 shares of common stock valued at $16,000 to two directors of the Company and 5,000,000 shares of common stock with a value of $10,000 to reduce Note Payable- Officer by $10,000.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by De Joya Griffith and Company, LLC for audits and review of quarter reports for 2010 was $11,000 and was $4,000 for 2009.

Audit-Related Fee

The aggregate fees billed in each of the last two fiscal years for assurance and related services by De Joya Griffith: $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by De Joya Griffith: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by De Joya Griffith: $0.

Audit Committee.

The Company does not have an audit committee.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation

Dated: September 14, 2012	By:	/s/ Joseph Cala
Joseph Cala,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala	President (principal financial and accounting officer)/Director
Joseph Cala		September 14, 2012

/s/ Raymond Francis	Director
Raymond Francis		September 14, 2012

/s/ Larry Pfautsch	Director
Larry Pfautsch		September 14, 2012

CALA CORPORATION

FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES

TABLE OF CONTENTS

1.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	22

2.	BALANCE SHEETS	23

3.	STATEMENTS OF OPERATIONS	24

4.	STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	25

5.	STATEMENTS OF CASH FLOWS	26

6.	NOTES TO FINANCIAL STATEMENTS	27

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cala Corp
Houston, TX

We have audited the accompanying balance sheets of Cala Corp (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from January 1, 2009 through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corp (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from January 1, 2009 through December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Henderson, NV
April 10, 2012

CALA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(AUDITED)

ASSETS
	2010	2009
Current assets
Cash	$--	$--
Total current assets	--

Other assets
Website development	3,877	13,877
Total assets	$3,877	$13,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$72,270	$48,935
Notes payable - officer/stockholder	83,272	71,978
Officer salary payable	733,600	433,600
Taxes payable	11,599	11,599
Notes payable	62,000	62,000
Contingent liabilities	321,667	--

Total liabilities	1,284,408	628,112

Stockholders’ deficit

Common stock, $0.005 par value; 400,000,000 shares authorized issued and outstanding 320,866,147 and 320,866,147, respectively:	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(11,886,789)	(11,886,789)
Accumulated deficit during development stage	(2,858,214)	(2,191,917)
Treasury stock -56,533 shares @cost	(1,116)	(1,116)
Total stockholders’ deficit	(1,280,531)	(614,235)
Total liabilities and stockholders’ deficit	$3,877	$13,877

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND FROM JANUARY 1, 2007 TO DECMBER 31, 2010
(AUDITED)

	2010	2009	January 1, 2007 to December 31, 2010

Income	$--	$--	$--

General and administrative expense	324,640	326,182	1,580,289
Depreciation and amortization	10,000	16,595	77,765
Impairment loss on fixed asset	--	--	711,817
Loss on disposal of assets	--	--	121,560
Total operating expenses	334,640	342,777	2,491,431

Loss from operations	(334,640)	(342,777)	(2,491,431)

Other income (expense)
Interest expense	(9,990)	(13,339)	(102,471)
Other income	--	--	74,007
Other expense	--	--	(16,652)
Legal claims	(321,667)		(321,667)
Total other income (expense)	(331,657)	(13,339)	(366,783)

Net loss	(666,297)	$(356,116)	$(2858,214)

Earnings per share:
Net loss per share-basic	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic	320,866,147	319,638,750

The accompanying notes are an integral part to the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(AUDITED)

	Common Stock		Additional		Development Stage		Treasury		Total Stockholders'
	Number	$0.005	Paid in	Accumulated	Accumulative	Stock			Equity/
	Shares	Amount	Capital	Deficit	Deficit	Subscription	Shares	Amount	(Deficit)

Balance 12/31/2006	249,251,980	1,246,258	11,133,380	(11,886,789)	-	(50,000)	(56,533)	(1,116)	441,733

Shares issued for cash @ $0.01 -0.35 per share	13,814,167	69,071	133,379	-	-	-	-	-	202,450

Shares issued for services classified as a capitalized cost @ $0.02 per share	10,600,000	53,000	215,000	-	-	-	-	-	268,000

Shares issued for services @ $0.02 - 0.03 per share	1,250,000	6,250	25,750	-	-	-	-	-	32,000

Shares issued for salaries @$0.02 per share	15,000,000	75,000	225,000	-	-	-	-	-	300,000

Shares issued in lieu of debt @$0.01 per share	5,000,000	25,000	120,000	-	-	-	-	-	145,000

Allowance for outstanding receivable	-	-	-	-	-	50,000	-	-	50,000

Net loss	-	-	-	-	(721,403)	-	-	-	(721,403)

Balance 12/31/07	294,916,147	1,474,579	11,852,509	(11,886,789)	(721,403)	-	(56,533)	(1,116)	717,780

Shares issued for cash $0.01 per share	6,950,000	34,750	41,750	-	-	-	-	-	76,500

Stock issued in lieu of Accounts payable	3,000,000	15,000	15,000	-	-	-	-	-	30,000

Net loss	-	-	-	-	(1,114,398)	-	-	-	(1,114,398)

Balance 12/31/08	304,866,147	1,524,329	11,909,259	(11,886,789)	(1,835,801)	-	(56,533)	(1,116)	(290,118)

Shares issued for service	11,000,000	55,000	(33,000)	-	-	-	-	-	22,000

Shares issued for reduction of advances- officer	5,000,000	25,000	(15,000)	-	-	-	-	-	10,000

Net loss	-	-	-	-	(356,116)	-	-	-	(356,116)

Balance 12/31/09	320,866,147	1,604,329	11,861,259	(11,886,789)	(2,191,917)	-	(56,533)	(1,116)	(614,234)

Net loss	-	-	-	-	(666,297)	-	-	-	(666,297)

Balance 12/31/10	320,866,147	1,604,329	11,861,259	(11,886,789)	(2,858,214)	-	(56,533)	(1,116)	(1,280,531)

The accompanying notes are an integral part of the financial statements

CALA CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FROM JANUARY 1, 2007 TO DECEMBER 31, 2010
(AUDITED)

	2010	2009	From January 1, 2007 to December 31, 2010(Development Stage Period)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(666,297)	$(356,117)	$(2,858,214)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Depreciation and amortization	10,000	16,595	77,762
Impairment on assets	--	--	711,818
Stock issued for services	--	22,000	354,000
Loss on disposition of assets	--	--	121,560
Bad debt expense	--	--	60,500
Financing cost	--	--	105,000
Legal Claims	321,667		321,667
Change in operating assets and liabilities:
(Increase) in accounts receivable	--	--	(10,500)
Accounts payable and accrued liabilities	23,335	(1,038)	66,882
Officer salary payable	300,000	300,000	733,600
Increase (decrease) in taxes payable		--	(28)
Net cash provided(used) in operating activities	(11,295)	(18,560)	(315,954)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash used on development costs	--	--	(70,001)
Disposal of fixed asset	--	--	4,832
Net cash used in investing activities	--	--	(65,169)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from note payable	--	2,000	62,000
Proceeds on notes payable- related party	11,295	16,560	16,317
Proceeds from issuance of common stock	--	--	278,950
Payments made on mortgage payable	--	--	(12,244)
Net cash provided(used) by financing activities	11,295	18,560	345,023

NET CHANGE IN CASH	--	--	(36,099)

CASH AT BEGINNING OF YEAR	--	---	36,099

CASH AT END OF YEAR	--	$--	$--

Supplemental schedule of cash flow information:
Interest paid	$--	$991	$53,495
Income tax	$-	$-	$-

Supplemental schedule of non-monetary transactions

Satisfaction of accounts payable with common stock
3,000,000 shares @ $0.01 per share	$--	$--	$30,000
Satisfaction of note payable with common stock	$--	$--	$145,000
Shares issued for services classified as a capitalized cost	$--	$--	$268,000
Satisfaction of notes payable- related party	$--	$10,000	$10,000

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

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis - The accompanying financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States.

B.
Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C.
Loss per share - Net loss per share is provided in accordance with FASB ASC 260"Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2010 and 2009, the Company had no issuable shares qualified as dilutive.  Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D.
Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

E.
Stock Based Compensation - The company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

F.
Shares Returned to Treasury- In 2006, 33,333 shares were repurchased to treasury for $ 1,000.  In 2005, 23,200 shares were purchased for treasury at the cost of $ 116.  The repurchased treasurer shares are carried at cost.

G.
Revenue Recognition- The Company’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services as those services are performed. Revenue recognition is limited to the amount that is not contingent upon delivery of any future service or meeting other specified performance conditions. During both the years ending December 31. 2010 and 2009 the Company had no revenue.

H.
The Company accounts for the underwater sea resort and ship development costs in accordance with ASC Topic 360 for Property, Plant and Equipment.  The Company reviews its long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used in measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

I.
The accompanying consolidated financial statements have been prepared in accordance with the Statement FASB ASC 915-205 "Development-Stage Entities".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an aggregate deficit and accumulated deficit during the development stage of $14,745,003 ($11,886,789 and $2,858,214, respectively) and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 5:  RELATED PARTY TRANSACTIONS

During the year ended December 2010, the Company accrued $300,000 for salary payable to an officer of the Company; resulting in an outstanding balance of $733,600 as of December 31, 2010.

On January 28, 2009, the Company issued 8,000,000 shares to two directors for a value of $16,000 and 5,000,000 with a value of $10,000to an officer for reduction of notes payable – officer.

During the year ended December 31, 2010, an officer advanced additional funds of $11,295 to the Company for debt reduction and operating expenses for an outstanding Notes payable-officer/stockholder balance of $83,272 as of December 31, 2010.

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

Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2010:

2011	102,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	512,267

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business.  As a result, the Company assigned the lease to a non-affiliated third party on a sub-lease basis. The Company is still fully obligated to the terms of this lease. However, the nonaffiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $ 5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company.  The subleasee terminated payment of the $ 1,500 in August 2008. (See Note 11 – Subsequent Events)

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2010:

2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$417,066

NOTE 7: NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of December 31, 2010 and December 31, 2009, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $32,470 and $22,480, respectively. On November 1, 2009, the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding.

On June 26, 2009 the Company issued a non-interest bearing demand note for $2,000.

NOTE 8: STOCKHOLDERS EQUITY

During the year ending December 31, 2007 the Company issued the following shares of common stock:
•	13,814,167 shares at $0.01-$0.35 per share with a value of $202,450 for cash.
•	11,850,000 shares at $0.02 - $0.03 per share with a value of $300,000 for service.
•	15,000,000 shares to a related party at $0.02 with a value of $300,000 for officer’s salary.
•	5,000,000 shares at $0..029 with a value of $145,000 for debt.

During the year ending December 31, 2008 the Company issued the following shares of common stock:
•	6,950,000 at $0.01-$0.02 with a value of $76,500 for cash.
•	3,000,000 shares at $0.01 with a value of 30,000 for accounts payable.

During the year ending December 31, 2009 the Company issued the following shares of common stock:
•	11,000,000 at $0.02 with a value of $22,000 for service.
•	5,000,000 shares at $0.02 with a value of 10,000 for reduction of advances from an officer.

NOTE 9: INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2010, the Company had net operating loss carryforward of approximately $14,745,003 which expire in varying amounts between 2010 and 2029.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $5,160,751 and $4,964,042 at December 31, 2010 and 2009, respectively were offset in full by a valuation allowance

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

	As of December 31, 2010	As of December 31, 2009
Deferred tax assets:
Net operating loss carryforward	5,160,751		4,952,842
Stock based compensation	-		11,200

Total deferred tax assets	5,160,751		4,964,042

Net deferred tax assets before valuation allowance	5,160,751		4,964,042

Less: Valuation allowance	(5,160,751)		(4,964,042)
Net deferred tax assets	0	$

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2010	As of December 31, 2009
Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(6.0%)	(6.0%)
Change in valuation allowance on deferred tax assets	41.0%	41.0%

Effective tax rate	0.0%	0.0%

NOTE 10: LEGAL MATTERS

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff.  The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney’s fees of $25,000. As of this date the judgment has not been entered or signed by the plaintiff and the judge presiding in the case so the liability cannot yet be determined.  Until entered the judgment is not in effect and could change.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2010-36988 with the plaintiff of the case to  pay the plaintiff $115,000  plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine.  Until the order is entered the judgment is not in effect and could change.

NOTE 11: SUBSEQUENT EVENTS

On July 26, 2012 the Company announced an agreement to purchase the trademark of Calcio Lecco 1912, a sports team.  As of this date the transaction was not completed.

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).

32	Section 1350 Certification of Joseph Cala (filed herewith).