Form 10-Q
period 2011-03-31
CALA CORP
filed 2014-07-17
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No.

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 17, 2014, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

CALA CORPORATION
BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Total current assets	$--	$--

Other assets
Website development	1,377	3,877
Total assets	$1,377	$3,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$77,496	$72,270
Notes payable	62,000	62,000
Due to related party	87,952	83,272
Accrued officers salary	808,600	733,600
Taxes payable	11,599	11,599
Contingent liabilities	321,667	321,667
Total current liabilities	1,369,314	1,284,408

Total liabilities	1,369,314	1,284,408

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 320,866,147,
respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(14,832,409)	(14,745,003)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(1,367,937)	(1,280,531)
Total liabilities and stockholders’ deficit	$1,377	$3,877

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For three Months Ended March 31, 2011	For three Months Ended March 31, 2010
Revenue	$-	$-
General and administrative expense	82,387	75,079
Depreciation and amortization	2,500	2,500
Total operating expenses	84,887	77,579

Loss from operations	(84,887)	(77,579)

Other income(expense)
Interest expense	(2,519)	(2,377)

Total other income (expense)	(2,519)	(2,377)

Net loss	$(87,406)	$(79,956)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares of common stock outstanding	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended March 31, 2011	For Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,406)	$(79,956)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	2,500	2,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expense	5,226	(315)
Accrued officers salary	75,000	75,000

Net cash used in operating activities	(4,680)	(2,771)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from due to related party	4,680	2,771
Net cash provided by financing activities	4,680	2,771

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$445	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Cala Corporation, (formerly Magnolia Foods, Inc.), (the “Company”) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006. The Company is in the early stage of building an underwater resort and casino but to date has not begun any construction.

Financial Statements Presented

The accompanying unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In July 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit since inception of the Company is $14,832,409 ($11,886,789 and $2,945,620, respectively). The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ending March 31, 2011, the Company accrued $75,000 for salary payable to an officer of the Company resulting in a balance due of $808,600 which has been accrued and not paid. As of December 31, 2010, salary payable due to officer was $733,600.

During the three months period ending March 31, 2011, an officer advanced $4,680 to the Company for operating expenses and for an outstanding balance of $87,952 and $83,272 as of December 31, 2010.

NOTE 4 - NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. On November 1, 2010 the note holder made demand for payment by December 1, 2010. The note including principal and interest is in default and still outstanding. As of March 31, 2011 and December 31, 2010, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $34,544 and 32,470, respectively.

Additionally in June 2010, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non interest bearing and due on demand. As of March 31, 2011 and December 31, 2010, the outstanding balance in advances was $2,000 and $2,000 respectively.

NOTE 5 - COMMITMENTS & CONTINGENCIES

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

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2011:

2011	76,500
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$486,767

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

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2011:

2011	74,574
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$417,066

(See Note-6 Legal Matters)

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

NOTE 6 - LEGAL MATTERS

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

NOTE 7 - SUBSEQUENT EVENTS

On October 11, 2011 the judgment for cause 183,766 was lodged and entered by the court making the judgment effective as of that date. (See Note 6 –Legal Matters)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

The Company is in the planning and early stage of building the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Company estimates that the resort and casino will include a 50,000 square foot world class Spa by Pevonia and a 200,000 square foot convention center. The development should generate approximately $600 million of revenue from the sale of the units while the total development cost should be approximately $460 million. The Company is in discussions with leaders in the hospitality, gambling, spa and convention industry to explore the possibility of a partnership or contractual arrangement with the Company. The undersea resort ships have the ocean available without the limitations of land. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s shareholders due to the issuance of stock to acquire such an opportunity.

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

Results of Operations

(a) Revenues.

The Company reported no revenues for the three months ended March 31, 2011 and 2010.

(b) General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $82,387 for the three months ended March 31, 2011 as compared to $75,079 for the three months ended March 31, 2010. The increase in this expense category was due primarily to no consulting fees in 2011 compared to $22,000 in 2010.

(c) Depreciation and amortization.

Depreciation and amortization for the three months ended March 31, 2011 was $2,500 and $2,500 for the same period ending March 31, 2010.

(d) Interest Expense.

The Company incurred interest charges of $2,519 and $2,377 during the three months ended March 31, 2011 and 2010. The increase in interest is due to an interest accrual and adjustment on an accrued expense of the note payable and it acceleration of interest .

(e) Net Loss.

The Company reported a net loss of $87,406 for the three months ended March 31, 2011 as compared to a net loss of $77,579 for the same period ended March 31, 2010. The loss for the quarter ended March 31, 2011 was primarily attributable to accrual of officer salaries. The increase in 2011 from 2010 was due to higher accounting and legal fees in 2011 over the same period in 2010.

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

Operating Activities.

The net cash used in operating activities was $4,680 for the three months ended March 31, 2011 compared to net cash used of $2,771for the three months ended March 31, 2010. This increase is due primarily to accounts payable and accrued expenses being higher in 2011 over 2010.

Investing Activities

Net cash used in investing activities was zero for the three months period ending March 31, 2011 and zero for the same period ending March 31, 2010.

Financing Activities

Net cash provided by financing activities was $4, 680 for the three month period ending March 31, 2011 and $2,771 for the same period ending March 31, 2010. Cash provided was from advances from a related party in both periods.

Liquidity and Capital Resources

As of March 31, 2011, the Company had total current assets of zero and total current liabilities of $1,369,314 resulting in net working capital deficit of $1,369,314. During the three months ended March 31, 2011 and 2010, the Company incurred losses of $87,406 and $77,579, respectively. The aggregate accumulated deficit and accumulated deficit since inception of the Company is $14,832,409 ($11,886,789 and $2,945,620 respectively). These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2010 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4 CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management believes that the Unaudited Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

ITEM 1A RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2009.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of March 31, 2011, the outstanding principle balance of the note was $60,000 and had accrued interest of $34,544. The note including principal and interest is in default and still outstanding.

ITEM 4 MINE SAFETY DISCLOSURE

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala.

32	Section 1350 Certification of Joseph Cala

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation

Dated: July 17, 2014	By:	/s/ Joseph Cala
Joseph Cala, President
Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).

32	Section 1350 Certification of Joseph Cala (filed herewith).