Form 10-Q
period 2011-06-30
CALA CORP
filed 2014-07-24
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION
(Exact Name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX 77002	(713) 236-1818
(Address of Principal Executive Offices)	(Company’s Telephone Number)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 24, 2014, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CALA CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Total current assets	$-	$-

Other assets
Website development	-	3,877
Total assets	$-	$3,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$81,316	$72,270
Note payable	62,000	62,000
Due to related party	94,792	83,272
Accrued officers salary	883,600	733,600
Contingent liabilities	321,667	321,667
Taxes payable	11,599	11,599
Total current liabilities	1,454,974	1,284,408

Total liabilities	1,454,974	1,284,408

Stockholders' deficit

Common stock $0.005 par value; 400,000,000 shares authorized Issued and outstanding: 320,866,147 and 320,866,147, respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(14,919,446)	(14,745,003)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(1,454,974)	(1,280,531)
Total liabilities and stockholders’ deficit	$-	$3,877

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended June 30, 2011	For Three Months Ended June 30, 2010	For Six Months Ended June 30, 2011	For Six Months Ended June 30, 2010
Revenue	$-	$-	$-	$-
General and administrative expense	82,950	79,287	165,337	154,366
Impairment loss on assets	-	-	-	-
Loss on disposal of assets	-	-	-	-
Depreciation and amortization	1,377	2,500	3,877	5,000
Total operating expenses	84,327	81,787	169,214	159,366

Loss from operations	(84,327)	(81,787)	(169,214)	(159,366)

Other income (expense)
Interest expense	(2,710)	(2,464)	(5,229)	(4,841)

Total other income (expense)	(2,710)	(2,464)	(5,229)	(4,841)

Net loss	$(87,037)	$(84,251)	(174,443)	(164,207)
Earnings per share:
Net loss per share- basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic	320,866,147	320,866,147	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended June 30, 2011	For Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(174,443)	$(164,207)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,877	5,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	9,046	5,416
Accrued officers salary	150,000	150,000

Net cash used in operating activities	(11,520)	(3,791)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from due to related party	11,520	3,791

Net cash provided by financing activities	11,520	3,791

NET CHANGE IN CASH	--	-

CASH AT BEGINNING OF PERIOD	--	-

CASH AT END OF PERIOD	$--	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$94	$-

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

Financial Statements Presented

The accompanying unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In July 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accumulated deficit of the Company is $14,919,446. The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months period ending June 30, 2011, the Company accrued $150,000 for salary payable to an officer of the Company with a balance due from the Company of $883,600 which has been accrued and not paid. As of December 31, 2010, salary payable due to officer was $733,600.

During the six month period ending June 30, 2011, an officer advanced $11,520 to the Company for operating expenses on behalf of the company. As of June 30, 2011 and December 31, 2010, the outstanding balance was $94,792 and $83,272 respectively.

NOTE 4 - NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. On November 1, 2009, the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding. As June 30, 2011 and December 31, 2010, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $37,160 and $32,470, respectively.

Additionally in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of June 30, 2011 and December 31, 2010, the outstanding balance in advances was $2,000 and $2,000, respectively.

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

Then following is a schedule by year of the future minimum rental payments required under the operating lease that has non-cancelable lease terms in excess of one year as of June 30, 2011:

2011	51,000
2012	102,000
2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$461,267

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

The following is a schedule by year of the future minimum rental payments required under the operating lease that has non-cancelable lease terms in excess of one year as of June 30, 2011:

2011	37,287
2012	76,812
2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$379,779

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

NOTE 7 - SUBSEQUENT EVENTS

On October 11, 2011 the judgment for cause 183,766 was lodged and entered by the court making the judgment effective as of that date. (See Note 6 –Legal Matters)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

(a) Revenues

The Company reported no revenues for the six months periods ended June 30, 2011 and 2010.

(b) General and Administrative Expenses

The Company incurred general and administrative expenses of $82,950 for the three months and $165,337 for the six months ended June 30, 2011 as compared to $79,287 for the three months and $154,366 for the six months ended June 30, 2010. The higher cost in 2011 over 2010 was attributed to greater accounting and legal costs incurred in 2011.

(c) Depreciation and amortization

Depreciation and amortization for the three and six months periods ended June 30, 2011 was $1,377 and $3,877 and $2,500 and $5,00 for the same periods ending June 30, 2010, respectively. The depreciation is attributable to a vehicle owned by the Company and the amortization of the Company’s web site.

(d) Interest Expense

The Company incurred interest charges of $2,710 and $5,229 during the three and six months ended June 30, 2011 and $2,464 and $4,841 for the respective periods in 2010.

(e) Net Loss

The Company reported a net loss of $87,037 and $174,443 for the three and six months ended June 30, 2011 as compared to a net loss of $84,251 and $164,207 for the same periods ended June 30, 2010. The increased loss for the periods in 2011, however minimal was primarily attributable to higher cost legal and accounting and other expenses.

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

Operating Activities

The net cash used in operating activities was $11,520 for the six months period ending June 30, 2011 compared to net cash used of $3,791 for the six months ended June 30, 2010. This increase is due primarily to the $10,000 greater net loss offset by lower depreciation and amortization plus increased accounts payable and accrued interest in 2011 compared to the same period in 2010.

Investing Activities

Net cash used in investing activities was zero for the six months period ending June 30, 2011 and zero for the same period ending June 30, 2010.

Financing Activities

Net cash provided by financing activities was $11,520 for the six month period ending June 30, 2011 and $3,791 for the same period ending June 30, 2010. Financing activities for the period ending June 30, 2011 were higher and attributed to greater advances from related party compared to the period ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, the Company had total current assets of zero and total current liabilities of $1,454,974, resulting in net working capital deficit of $1,454,974. During the six months ended June 30, 2011 and 2010, the Company incurred losses of $255,701 and $164,207, respectively. The accumulated deficit of the Company is $14,919,446. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2010 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4T CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares were issued during the period that had not been reported in the previous 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of June 30, 2011, the outstanding principle balance of the note was $60,000 and had accrued interest of $37,160. The note including principal and interest is in default and still outstanding.

ITEM 4. MINE SAFETY DISCLOSURE

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala.

32.1	Section 1350 Certification of Joseph Cala.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.

Dated: July 24, 2014	By:	/s/ Joseph Cala
Joseph Cala
President Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).

32.1	Section 1350 Certification of Joseph Cala (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.