Form 10-Q
period 2011-09-30
CALA CORP
filed 2014-08-19
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
(Address of Principal Executive Offices.)

713) 302-8689
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

As of August 18, 2014 the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CALA CORPORATION
BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Total current assets	$-	$-

Other assets
Website development	-	3,877
Total assets	$-	3,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$76,848	$72,270
Notes payable	62,000	62,000
Due to related party	105,506	83,272
Accrued officers salary	958,600	733,600
Taxes payable	11,599	11,599
Contingent liability	321,667	321,667
Total current liabilities	1,536,220	1,284,408

Total liabilities	1,536,220	1.284,408

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 320,866,147, respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,000,692)	(14,745,003)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(1,536,220)	(1,280,531)
Total liabilities and stockholders’ deficit	$--	$3,877

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$-	-	$-	$-
General and administrative expense	78,469	78,550	243,806	232,916
Depreciation and amortization	-	2,500	3,877	7,500
Total operating expenses	78,469	81,050	247,683	240,416

Loss from operations	(78,469)	(81,050)	(247,683)	(240,416)

Other income(expense)

Interest expense	(2,777)	(2,550)	(8,006)	(7,392)
Total other income (expense)	(2,777)	(2,550)	(8,006)	(7,392)

Net loss	$(81,246)	$(83,600)	$(255,689)	$(247,808)

Earnings per share:
Net loss per share- basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding -basic	320,866,147	320,866,147	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended September 30, 2011	For Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255,689)	$(247,808)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Depreciation and amortization	3,877	7,501
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expense	4,578	6,336
Accrued officers salary	225,000	225,000

Net cash used in operating activities	(22,234)	(8,971)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from due to related party	22,234	8,971
Net cash provided by financing activities	22,234	8,971

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-
SUPPLEMENTAL INFORMATION:
Interest paid	$597	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

Financial Statements Presented

The accompanying unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In July 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE  2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit of the Company is $15,000,692. The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE  3 - RELATED PARTY TRANSACTIONS

During the nine months ending September 30, 2011, the Company accrued $225,000 for salary payable to an officer of the Company resulting in a balance due of $958,600 which has been accrued and not paid. As of December 31, 2010, salary payable due to officer was $733,600

During the nine months period ending September 30, 2011, an officer advanced $22,234 to the Company for operating expenses and for an outstanding balance of $105,506 and $83,272 as of December 31, 2010.

NOTE  4 - NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. On November 1, 2009 the note holder made demand for payment by December 1, 2009. The note including principal and interest is in default and still outstanding. As of September 30, 2011 and December 31, 2010, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $39, 879 and $32,470, respectively.

NOTE  5 - LEGAL MATTERS

On January 20, 2010, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney’s fees of $25,000. On October 27, 2011 the judgment was entered in the Jefferson County District Court in favor of the plaintiff.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2010-36988 with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter. No payments have been made to date.

NOTE 6 - SUBSEQUENT EVENTS

On July 26, 2012 the Company announced an agreement to purchase the trademark of Calcio Lecco 1912, a sports team. The agreement was cancelled by mutual agreement of both parties.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

(a) Revenues

The Company reported no revenues for the nine months ended September 30, 2011 and 2010.

(b) General and Administrative Expenses

The Company incurred total general and administrative expenses of $78,469 and $243, 806 for the three and nine months ended September 30, 2011 as compared to $78,550 and $232,916 for the three and nine months ended September 30, 2010.

(c) Amortization

Amortization for the three and nine months ended September 30, 2011 was  zero and $3,877 compared to $2,500 and $7,500 for the same periods ending September 30, 2010.

(d) Interest Expense

The Company incurred interest charges of 2,777 and $8,006 during the three and nine months ended September 30, 2011 and $2,550 and $7,392 for the same period’s in2010. The increase in interest is due to interest compounding on the $60,000 note outstanding.

(e) Net Loss

The Company reported a net loss of $81,246 and $255,689 for the three and nine months ended September 30, 2011 as compared to a net loss of $83,600 and $247,808 for the same periods ended September 30, 2010. The loss for the quarter ended September 30, 2011 was primarily attributable to accrual of officer salaries. The increase in 2011 from 2010 was due to additional administrative costs in 2011 compared to 2010

Factors That May Affect Operating Results

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

Operating Activities

The net cash used in operating activities was $22,234 for the nine months ended September 30, 2011 compared to net cash used of $8,971 for the nine months ended September 30, 2010. This increase is due primarily to higher G&A in 2011 over in 2010.

Investing Activities

Net cash used in investing activities was zero for the nine months period ending September 30, 2011 and zero for the same period ending September 30, 2010.

Financing Activities

Net cash provided by financing activities was $22,234 for the nine month period ending September 30, 2011 and $8,971 for the same period ending September 30, 2010. Cash provided was from advances from a related party in both periods.

Liquidity and Capital Resources

As of September 30, 2011, the Company had total current assets of zero and total current liabilities of $1,536,220 resulting in net working capital deficit of $1,536,220. During the nine months ended September 30, 2011 and 2010, the Company incurred losses of $255, 689 and $247,808, respectively. The aggregate accumulated deficit of the Company is $15,000,692. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2010 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

(c) Revenue Recognition

There were no sales in both quarters ending in September 30, 2011 and 2010.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4T - CONTROLS AND PROCEDURES

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

ITEM 1 - LEGAL PROCEEDINGS

On January 20, 2010, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney’s fees of $25,000. On October 27, 2011 the judgment was entered in the Jefferson County District Court in favor of the plaintiff.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2010-36988 with the plaintiff of the case to  pay the plaintiff $115,000  plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter. No payments have been made to date. On October 27, 2011, judgment was entered in the Jefferson County District Court in favor of the plaintiff.

ITEM 1A - RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2010.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of September 30, 2011, the outstanding principle balance of the note was $60,000 and had accrued interest of $$39, 879. The note including principal and interest is in default and still outstanding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

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

Cala Corporation

Dated: August 19, 2014	By:	/s/ Joseph Cala
Joseph Cala
President Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).

32	Section 1350 Certification of Joseph Cala (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.