Form 10-K
period 2011-12-31
CALA CORP
filed 2015-01-12
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION
(Exact name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number: (713) 236-1818

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The Company’s revenues for the fiscal year ended December 31, 2011 was zero. The aggregate number of shares of voting stock held by non-affiliates on Janaury 2, 2015 was 168,795,519 with a market value of $168,796. As of Janaury 12, 2015, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

TABLE OF CONTENTS

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	4

Item 2.	Property	7

Item 3.	Legal Proceedings	7

Item 4.	Mine Safety Disclosure	7

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	5

Item 6.	Selected Financial Data	9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 8.	Financial Statements	F-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11

Item 9A.	(T) Controls and Procedures	11

Item 9B.	Other Information	12

	PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	13

Item 11.	Executive Compensation	14

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15

Item 13.	Certain Relationships and Related Transactions and Director Independence	15

Item 14.	Principal Accountant Fees and Services	16

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	17

	Signatures	18

PART I.

ITEM 1. BUSINESS.

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on September 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. In addition, the Company operated restaurants under lease which were discontinued during the year. Currently, the Company is in the early stage of building an underwater resort and casino.

Business Development.

The Company has designed an undersea resort. The Company, through the expertise of Mr. Ray Francis has solved the naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis talents allow for a design that benefits the customer’s safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life. This coupled with Joseph Cala’s knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Company to finalize two naval engineered designs for the Undersea Resort and Residence. The Company engaged Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind many of the landmark resorts and theme parks. In addition, the Company is working with prestigious maritime companies such as Stodga of Poland and FinCantieri of Italy.

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

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,666 plus attorney’s fees of $25,000. On October 27, 2011 the judgment was entered in Jefferson County District Court.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause # 2011-36988 with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter none of which have been made. As of this date the judgment has not been signed by the plaintiff’s, attorney or the judge presiding over the case so actual liability can not yet be determine. Until the order is entered the judgment is not in effect and could change.

ITEM 4. MINE SAFTEY DISCLOSURE

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

Per Share Common Stock Bid Prices by Quarter(1)

	High	Low
Quarter Ended December 31, 2011	0.002	0.0011
Quarter Ended September 30, 2011	0.0035	0.0011
Quarter Ended June 30, 2011	0.0057	0.0021
Quarter Ended March 31, 2011	0.0200	0.0016
Quarter Ended December 31, 2010	0.0017	0.0004
Quarter Ended September 30, 2010	0.0022	0.0009
Quarter Ended June 30, 2010	0.0025	0.0007
Quarter Ended March 31, 2010	0.0030	0.0011

1) The Company’s common stock only traded sporadically during this fiscal year

Holders of Common Equity

As of December 31, 2011, the Company had approximately 515 shareholders of record.

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

Sales of Unregistered Securities

The Company made no sales of unregistered securities (restricted stock) during the year which have not been reported in the 10 Q’s filed for the first three quarters for the year ending December 31, 2011.

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

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company incurred General and Administrative expenses of $335,408 for the year ending 2011 and $324,640 for the year ending 2010. Officers salary of $300,000 was the major components of G&A during the years ended 2011 and 2010. The compensation was accrued but not paid.

Other expense totaled $331,657 for the period ended December 31, 2010 compared to $10,875 for the same period in 2011 The signifidcant difference was due to the accrual for 2 legal claims totaling $321,667 in 2010. The balance in each period was interest of $10,875 for the year ended December 31, 2011 and $9,990 for the same period in 2010.

The Company has incurred net losses: $350,160 for the fiscal year ended December 31, 2011 and $666,297 for the fiscal year ended December 31, 2010. The Company’s current liabilities exceed its current assets by $1,630,690 as of December 31, 2011 and $1,284,408 as of December 31, 2010. At December 31, 2011, the Company had an accumulated deficit of $15,095,163. This raises substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s most significant change in liquidity or capital resources has been receipts of proceeds from stock offerings and advances by an officer and director. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The net cash used in operating activities was $23,734 for the year ended December 31, 2011 compared to net cash used of $11,295 for the year ended December 31, 2010.

Net cash provided by financing activities was $23,734 for the year ended December 31, 2011 and the net cash provided was $11,295 for the same period ending December 31, 2010. Financing activities for the period ending December 31, 2010 was lower due to advances from an officer.

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

Capital Expenditures

None

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE

On February 28, 2014 the Company with the approval of its Board of Directors sent a letter to DeJoya Griffith, LLC. in which the Company dismissed and terminated the client-auditor relationship between the Company and DeJoya Griffith, LLC.

There were no disagreements or adverse events or opinions on the reports issued by DeJoya Griffith , LLC for the year ended December 31, 2010 and through the interim periods prior to the dismissal and client-audit cessation as defined in Item 304 of Regulation S-K) with DeJoya Griffith, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DeJoya Griffith, LLC would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. The report of DeJoya Griffith , LLC on the financial statements for the past two years did not contain any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report was modified to state that there was substantial doubt about the Company’s ability to continue as a going concern.

We provided DeJoya Griffith, LLC with a copy of the above disclosures and requested that DeJoya Griffith, LLC provide us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such disclosures.

On February 28, 2014 our Board of Directors engaged MaloneBailey LLP, 9801 Westheimer Road Houston Texas, 77042 as its independent registered public accounting firm.

During the Company’s two most recent fiscal years and through the date preceding the engagement of MaloneBailey LLP neither the Company nor anyone acting on our behalf, has consulted with MaloneBailey LLP regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement between the Company and DeJoya Griffith as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

Director and Executive Officer.

Joseph Cala, 52, Director, Chairman and CEO

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

Mark Hofius, 50, Director

Mark Hofius is an engineer for over 25 years but works both in upper management and engineering at the same time. Mark does both mechanical and Industrial electrical engineering from fully automated systems to military equipment. Mark has worked in public companies to small family owned companies. Mark is very creative by nature and has several patents. Mark currently owns an engineering consulting firm where he does industrial electrical and Mechanical design work from plastic molding to fully automated equipment. Mark experience in management ranges from president, plant manager, and director levels for both private and public companies.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Year	Annual compensation			Long-term compensation
		Salary($)(2)	Bonus($)	Other annual compensation($)	Awards		Payouts	All othercompen-sation($)
					Restricted stock award(s)($)	Securities under-lying options/SARs(#)	LTIP payouts($)
Joseph Cala,(1) President	2011 2010 2009	300,000 300,000 300,000	- - -	- - -	- - -	- - -	- - -	300,000 300,000 300,000
Larry S. Pfautsch, Director	2100 2010 2009	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --		-- -- --
Mark Hofius, Director	2011 2010 2009	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

_____________

(1) Mr Cala was appointed a director and president in 1999.

(2) Accrued but not paid

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company. In addition, no remuneration is proposed to be paid in the future, directly or indirectly, by the Company to any officer or director since there is no existing plan as of December 31, 2011 which provides for such payment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of May 31, 2011 (320,866,147 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joseph Cala 1314 Texas Street Houston, TX 77002	123,567,793	38.5%
Common Stock	Larry Pfautsch 1314 Texas Street Houston, TX 77002	15,500,000	4.8%
Common Stock	Mark Hafius (2) 1314 Texas Street Houston, TX 77002	13,002,835	4.0%
Common Stock	Shares of all directors and executive officers as a group (3 person)	152,070,628	47.3%

_______________

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) Mr Hofius holds 12,757,315 shares directly and 245,520 shares are held by his family.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm, De Joya Griffith and Company LLC and MaloneBailey LLP., Certified Public Accountants and Consultants.

	De Joya Griffith and Company, LLC		MaloneBailey, LLP
	2011	2010	2011	2010
Audit fees	$--	$11,000	$--	$--
Audit related fees	--	--	--	--
Tax fees	--	--	--	--
All other fees	$--	$-	$--	$--

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

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

Cala Corporation

Dated: Janaury 12, 2015	By	/s/ Joseph Cala
Joseph Cala, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala	President (principal financial and accounting officer)/Director	January 12, 2015
Joseph Cala

/s/ Mark Hofius	Director	January 12, 2015
Mark Hofius

/s/ Larry Pfautsch	Director	January 12, 2015
Larry Pfautsch

TABLE OF CONTENTS

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-3	BALANCE SHEETS

F-4	STATEMENTS OF OPERATIONS

F-5	STATEMENT OF STOCKHOLDERS’ DEFICIT

F-6	STATEMENTS OF CASH FLOWS

F-7	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cala Corporation

Houston, Texas

We have audited the accompanying balance sheet of Cala Corporation (the “Company”) as of December 31, 2011, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss and has a net working capital deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

January 12, 2015

F-1

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cala Corp

Houston, TX

We have audited the accompanying balance sheets of Cala Corp (A Development Stage Company) as of December 31, 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from January 1, 2010 through December 31, 2010 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corp (A Development Stage Company) as of December 31, , and the results of its operations and cash flows for the years then ended and from January 1, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

Henderson, NV

April 10, 2012

F-2

CALA CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31,

ASSETS

	2011	2010
Other assets
Website development	$--	3,877
Total assets	$--	$3,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$94,819	$72,270
Advances – related party	107,006	83,272
Officer salary payable	1,033,600	733,600
Taxes payable	11,599	11,599
Notes payable	62,000	62,000
Contingent liabilities	321,667	321,667

Total liabilities	1,630,691	1,284,408

Stockholders’ deficit
Common stock,
$0.005 par value; 400,000,000 shares authorized issued and outstanding 320,866,147 and 320,866,147, respectively:	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,095,163)	(14,745,003)
Treasury stock - 56,533 shares @cost	(1,116)	(1,116)
Total stockholders’ deficit	(1,630,691)	(1,280,531)
Total liabilities and stockholders’ deficit	$--	$3,877

The accompanying notes are an integral part to the financial statements

F-3

CALA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
Expenses
General and administrative expense	339,285	324,640
Depreciation and amortization	--	10,000
Total operating expenses	339,285	334,640

Loss from operations	(339,285)	(334,640)

Other income (expense)
Interest expense	(10,875)	(9,990)
Legal claims	--	(321,667)
Total other income (expense)	(10,875)	(331,657)

Net loss	$(350,160)	$(666,297)

Earnings per share:
Net loss per share-basic	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic	320,866,147	320,866,147

The accompanying notes are an integral part to the financial statements

F-4

CALA CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Paid In	Accumlated	Treasuary Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2009	320,866,147	1,604,329	11,861,259	(14,078,706)	(56,533)	(1,116)	(614,234)

Net loss	--	--	--	(666,297)	--	--	(666,297)

Balance at December 31, 2010	320,866,147	1,604,329	11,861,259	(14,745,003)	(56,533)	(1,116)	(1,280,531)

Net loss	--	--	--	(350,160)	--	--	(350,160)

Balance at December 31, 2011	320,866,147	$1,604,329	$11,861,259	$(15,095,163)	(56,533)	$(1,116)	$(1,630,691)

The accompanying notes are an integral part of the financial statements

F-5

CALA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(350,160)	$(666,297)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Depreciation and amortization		10,000
Legal Claims	--	321,667
Change in operating assets and liabilities:
Prepaid expenses and other current assets	3,877	--
Accounts payable and accrued liabilities	22,549	23,335
Officer salary payable	300,000	300,000
Net cash used in operating activities	(23,734)	(11,295)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from advances- related party	23,734	11,295
Net cash provided by financing activities	23,734	11,295

NET CHANGE IN CASH	--	--

CASH AT BEGINNING OF YEAR	--	---

CASH AT END OF YEAR	$--	$--

Supplemental schedule of cash flow information:
Interest paid	$--	$--
Income tax	$--	$--

The accompanying notes are an integral part of the financial statements

F-6

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006. The Company has completed plans for building an under water resort but have been unable to secure the financing necessary to build such a facility. It is looking into other businesses which may align with the Company’s objectives.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for years presented have been reflected herein.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Intangible assets consist of acquired customer and vendor databases and are carried at cost, less accumulated amortization.

F-7

Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.

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

Basic and Diluted Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Development Stage Company

In July 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

F-8

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit and has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

During the year ended December 2011, the Company accrued $300,000 for salary payable to an officer of the Company; resulting in an outstanding balance of $1,033,600 as of December 31, 2011.

During the year ended December 31, 2011, an officer advanced additional funds of $23,734 to the Company for debt reduction and operating expenses for an outstanding advances-related party balance of $107,006 as of December 31, 2011.

NOTE 5: COMMITMENTS & CONTINGENCIES

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

Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2011:

2012	102,000

2013	102,000

2014	102,000

2015	102,000

2016	2,267

Total	410,267

F-9

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub-lease basis. The Company is still fully obligated to the terms of this lease. However, the nonaffiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The subleasee terminated payment of the $1,500 in August 2008

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2011:

2012	76,812

2013	79,113

2014	81,492

2015	83,937

2016	21,138

Total	$342,492

NOTE 6: NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of December 31, 2011 and December 31, 2010, the outstanding principle balance of the note was $60,000 and had accrued interest of $42,674 and $32,470, respectively. The note including principal and interest is in default and still outstanding.

Additionally, in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non interest bearing and due on demand. As of December 31, 2011 and December 31, 2010, the outstanding balance in advances was $2,000.

F-10

NOTE 7:  INCOME TAXES

At December 31, 2011 and 2010, the Company had a federal net operating loss carry forward of approximately $14,061,562 and $14,745,003, respectively, which expires in varying amounts between 2030 and 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$4,921,547	$5,160,751
Total deferred tax assets	4,921,547	5,160,751
Less: Valuation Allowance	(4,921,547)	(5,160,751)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $4,921,547 and $5,160,751, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, accordingly, recorded a full valuation allowance.

NOTE 8: LEGAL MATTERS

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

F-11

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney’s fees of $25,000. On October 27, 2011 the judgment for cause $183,766 was lodged and entered by the court making the judgment effective as of that date.

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

As of December 31, 2014 the Company has accured $321,667 for the legal liabilities.

F-12