Form 10-Q
period 2012-03-31
CALA CORP
filed 2015-02-25
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 23, 2015, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

CALA CORPORATION

BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$96,376	$94,819
Notes payable	62,000	62,000
Due to related party	108,765	107,006
Accrued officers salary	1,108,600	1,033,600
Taxes payable	11,599	11,599
Contingent liabilities	321.667	321,667
Total current liabilities	1,709,007	1,630,691

Total liabilities	1,709,007	1,630,691

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 320,866,147, respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,173,479)	(15,095,163)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(1,709,007)	(1,630,691)
Total liabilities and stockholders’ deficit	$--	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For three Months Ended March 31, 2012	For three Months Ended March 31, 2011
Income	$--	$--
General and administrative expense	75,404	82,387
Depreciation and amortization	--	2,500
Total operating expenses	75,404	84,887

Loss from operations	(75,404)	(84,887)

Other income (expense)
Interest expense	(2,914)	(2.519)
Total other income (expense)	(2,914)	(2,519)

Net loss	$(78,318)	$(87,406)

Earnings per share:
Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares of common stock outstanding	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended March 31, 2012	For Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,318)	$(87,406)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	-	2,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,558	5,226
Officers salary payable	75,000	75,000
Net cash used in operating activities	(1,760)	(4,680)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from advances - related party	1,760	4,680
Net cash provided by financing activities	1,760	4,680

NET CHANGE IN CASH	--	--

CASH AT BEGINNING OF PERIOD	--	--

CASH AT END OF PERIOD	$--	$--
SUPPLEMENTAL INFORMATION:
Interest paid	$--	$445
Income taxes paid	$--	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Cala Corporation, (formerly Magnolia Foods, Inc.), (the “Company”) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the period from inception through December 31, 2011 and notes thereto and other pertinent information contained in our Form S-1 the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

NOTE 2 – GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ending March 31, 2012, the Company accrued $75,000 for salary payable to an officer of the Company resulting in a balance due of $1,108,600 which has been accrued and not paid. As of December 31, 2011, salary payable due to officer was $1,033,600.

During the three months period ending March 31, 2012, an officer advanced $1,760 to the Company for operating expenses and for an outstanding balance of $108,765 and $107,006 as of December 31, 2011.

NOTE 4 – NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of March 31, 2012, the outstanding principle balance of the note was $60,000 and had accrued interest of $45,516. The note including principal and interest is in default and still outstanding.

Additionally, in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of March 31, 2012, the outstanding balance in advances was $2,000.

NOTE 5  – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

Results of Operations

(a) Revenues.

The Company reported no revenues for the three months ended March 31, 2012 and 2011.

(b) General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $75,404 for the three months ended March 31, 2012 as compared to $84,887 for the three months ended March 31, 2011. The decrease in this expense category was due primarily to lower accounting and filing costs in 2012 over 2011.

(c) Depreciation and amortization.

Depreciation and amortization for the three months ended March 31, 2012 was zero and $2,500 for the same period ending March 31, 2011. The decrease was due to no depreciation in 2012.

(d) Interest Expense.

The Company incurred interest charges of $2,914 and $2,519 during the three months ended March 31, 2012 and 2011. The increase in interest is due to the interest calculation on the note plus accrued interest increasing the interest amount each quarter.

 (e) Net Loss.

The Company reported a net loss of $78,318 for the three months ended March 31, 2012 as compared to a net loss of $87,406 for the same period ended March 31, 2011. The loss for the quarter ended March 31, 2012 was primarily attributable to accrual of officer salaries. The decrease in 2012 from 2011 was due no depreciation or amortization and lower accounting costs in 2012 over the same period in 2011.

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

Operating Activities

The net cash used in operating activities was $1,760 for the three months ended March 31, 2012 compared to net cash used of $4,680 for the three months ended March 31, 2011. This decrease is due primarily to no depreciation and lower loss in 2012 over 2011.

Investing Activities

There was no investing activity in either March 31, 2012 or 2011.

Financing Activities

Net cash provided by financing activities was $1,760 for the three month period ending March 31, 2012 and $4,680 for the same period ending March 31, 2011. Cash provided was from advances from a related party in both periods.

Liquidity and Capital Resources

As of March 31, 2012, the Company had total current assets of zero and total current liabilities of $1,708,919 resulting in net working capital deficit of $1,708,919. During the three months ended March 31, 2012 and 2011, the Company incurred losses of $78,218 and $87,406, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2011 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4: CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 1: LEGAL PROCEEDINGS

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

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause # 2010-36988 with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine.

As of March 31, 2012 the Company has accrued $321,667 for the legal liabilities.

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of March 31, 2012, the outstanding principle balance of the note was $60,000 and had accrued interest of $45,516. The note including principal and interest is in default and still outstanding.

ITEM 4: MINE SAFETY DISCLOSURE

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS:

31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith)

32	Section 1350 Certification of Joseph Cala (filed herewith)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Cala Corporation.

Dated: February 24, 2015	By:	/s/ Joseph Cala
Joseph Cala
President Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith)

32	Section 1350 Certification of Joseph Cala (filed herewith)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

