Form 10-Q
period 2012-06-30
CALA CORP
filed 2015-03-27
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

As of March 25, 2015, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CALA CORPORATION
BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$97,782	$94,819
Note payable	62,000	62,000
Due to related party	110,565	107,006
Accrued officers salary	1,183,600	1,033,600
Contingent liabilities	321,667	321,667
Taxes payable	11,599	11,599
Total current liabilities	1,787,213	1,630,691

Total liabilities	1,787,213	1,630,691

Stockholders' deficit
Common stock $0.005 par value; 400,000,000 shares authorized Issued and outstanding: 320,866,147 and 320,866,147, respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,251,685)	(15,095,163)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(1,787,213)	(1,630,691)
Total liabilities and stockholders’ deficit	$-	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended June 30, 2012	For Three Months Ended June 30, 2011	For Six Months Ended June 30, 2012	For Six Months Ended June 30, 2011
Revenue	$-	$-	$-	$-
General and administrative expense	75,265	82,950	150,669	165,337
Depreciation and amortization	--	1,377	--	3,877
Total operating expenses	75,265	84,327	150,669	169,214

Loss from operations	(75,265)	(84,327)	(150,669)	(169,214)

Other income (expense)
Interest expense	(2,939)	(2,710)	(5,853)	(5,229)

Total other income (expense)	(2,939)	(2,710	(5,853)	(5,229)

Net loss	$(78,204)	$(87,037)	(156,522)	(174,443)
Earnings per share:
Net loss per share- basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic	320,866,147	320,866,147	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended June 30, 2012	For Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,522)	$(174,443)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	--	3,877
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,963	9,046
Accrued officers salary	150,000	150,000

Net cash used in operating activities	(3,559)	(11,520)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from due to related party	3,559	11,520

Net cash provided by financing activities	3,559	11,520

NET CHANGE IN CASH	--	--

CASH AT BEGINNING OF PERIOD	--	--

CASH AT END OF PERIOD	$--	$--

SUPPLEMENTAL INFORMATION:
Interest paid	$91	$94

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accumulated deficit of the Company is $15,251,685. The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months period ending June 30, 2012, the Company accrued $150,000 for salary payable to an officer of the Company with a balance due from the Company of $1,183,600 which has been accrued and not paid. As of December 31, 2011, salary payable due to officer was $1,033,600.

During the six month period ending June 30, 2012, an officer advanced $3,559 to the Company for operating expenses on behalf of the company. As of June 30, 2012 and December 31, 2011, the outstanding balance was $110,565 and $107,006 respectively.

NOTE 4 - NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As June 30, 2012 and December 31, 2011, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $48,436 and $42,674, respectively.

Additionally in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of June 30, 2012 and December 31, 2011, the outstanding balance in advances was $2,000 and $2,000, respectively.

NOTE 5 - SUBSEQUENT EVENTS

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

Results of Operations

(a) Revenues

The Company reported no revenues for the six months periods ended June 30, 2012 and 2011.

(b) General and Administrative Expenses

The Company incurred general and administrative expenses of $75,265 for the three months and $150,669 for the six months ended June 30, 2012 as compared to $82,950 for the three months and $165,337 for the six months ended June 30, 2011. The lower cost in 2012 over 2011 was attributed to lower accounting and legal costs incurred in 2012.

(c) Depreciation and amortization

Depreciation and amortization for the three and six months periods ended June 30, 2012 was zero and zero, and $1,377 and $3,877 for the same periods ending June 30, 2011, respectively. The depreciation is attributable to a vehicle owned by the Company and the amortization of the Company’s web site.

(d) Interest Expense

The Company incurred interest charges of $2,939 and $5,853 during the three and six months ended June 30, 2012 and $2,710 and $5,229 for the respective periods in 2011.

(e) Net Loss

The Company reported a net loss of $78,204 and $156,522 for the three and six months ended June 30, 2012 as compared to a net loss of $87,037 and $174,443 for the same periods ended June 30, 2011. The decrease in 2012 from 2011 was due to no depreciation or amortization and lower accounting costs in 2012 over the same period in 2011.

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

Operating Activities

The net cash used in operating activities was $3,559 for the six months period ending June 30, 2012 compared to net cash used of $11,520 for the six months ended June 30, 2011. This decrease is due primarily to lower activity and filings in 2012 over 2011.

Investing Activities

There was no investing activity during the six months ended June 30, 2012 and 2011.

Financing Activities

Net cash provided by financing activities was $3,559 for the six month period ending June 30, 2012 and $11,520 for the same period ending June 30, 2011. Financing activities for the period ending June 30, 2012 was lower and attributed to smaller advances from related party compared to the period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company had total current assets of zero and total current liabilities of $1,787,213, resulting in net working capital deficit of $1,787,213. During the six months ended June 30, 2012 the Company incurred a net loss of $156,522. The accumulated deficit of the Company is $15,251,685. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2011 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

ITEM 4T CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31 and 32. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications

Evaluation of Disclosure Controls and Procedures

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On January 20, 2011, a complaint was filed against the Company in the Superior Court of California (case # CIVWS09-0049) terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

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

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2011-36988) with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine. Until the order is entered the judgment is not in effect and could change.

As of June 30, 2012 the Company has accrued $321,667 for the legal liabilities.

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of June 30, 2012, the outstanding principle balance of the note was $60,000 and had accrued interest of $48,436. The note including principal and interest is in default and still outstanding.

ITEM 4: MINE SAFETY DISCLOSURE

N/A

ITEM 5: OTHER INFORMATION

NONE

ITEM 6: EXHIBITS.

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

Cala Corporation

Dated: March 25, 2015	By:	/s/ Joseph Cala
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

