Form 10-Q
period 2012-09-30
CALA CORP
filed 2015-03-27
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

CALA CORPORATION
BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$91,783	$94,819
Note payable	62,000	62,000
Due to related party	120,002	107,006
Accrued officers salary	1,258,600	1,033,600
Contingent liabilities	321,667	321,667
Taxes payable	11,599	11,599
Total current liabilities	1,865,651	1,630,691

Total liabilities	1,865,651	1,630,691

Stockholders' deficit
Common stock $0.005 par value; 400,000,000 shares authorized Issued and outstanding: 320,866,147 and 320,866,147, respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,330,123)	(15,095,163)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(1,865,651)	(1,630,691)
Total liabilities and stockholders’ deficit	$-	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended September 30, 2012	For Three Months Ended September 30, 2011	For Nine Months Ended September 30, 2012	For Nine Months Ended September 30, 2011
Revenue	$-	$-	$-	$-
General and administrative
expense	75,353	78,469	226,022	243,806
Depreciation and amortization	--		--	3,877
Total operating expenses	75,353	78,469	226,022	247,683

Loss from operations	(75,353)	(78,469)	(226,022)	(247,683)

Other income (expense)
Interest expense	(3,085)	(2,777)	(8,938)	(8,006)

Total other income (expense)	(3,085)	(2,777	(8,938)	(8,006)

Net loss	$(78,438)	$(81,246)	(234,960)	(255,689)
Earnings per share:
Net loss per share- basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic	320,866,147	320,866,147	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended September 30, 2012	For Nine Months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(234,960)	$(225,689)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	--	3,877
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(3,036)	4,578
Accrued officers salary	225,000	225,000

Net cash used in operating activities	(12,996)	(22,234)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from due to related party	12,996	22.234

Net cash provided by financing activities	12,996	22,234

NET CHANGE IN CASH	--	-

CASH AT BEGINNING OF PERIOD	--	-

CASH AT END OF PERIOD	$--	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$142	$597

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
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

The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months period ending September 30, 2012, the Company accrued $225,000 for salary payable to an officer of the Company with a balance due from the Company of $1,258,600 which has been accrued and not paid. As of December 31, 2011, salary payable due to officer was $1,033,600.

During the nine month period ending September 30, 2012, an officer advanced $12,996 to the Company for operating expenses on behalf of the company. As of September 30, 2012 and December 31, 2011, the outstanding balance was $120,002 and $107,006 respectively.

NOTE 4 - NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As September 30, 2012 and December 31, 2011, the outstanding principle balance of the note was $60,000 and $60,000 and had accrued interest of $51,470 and $42,674, respectively.

Additionally in September 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of September 30, 2012 and December 31, 2011, the outstanding balance in advances was $2,000 and $2,000, respectively.

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

Results of Operations

(a) Revenues.

The Company reported no revenues for the nine months periods ended September 30, 2012 and 2011.

(b) General and Administrative Expenses

The Company incurred general and administrative expenses of $75,353 for the three months and $226,022 for the nine months ended September 30, 2012 as compared to $78,469 for the three months and $243,806 for the nine months ended September 30, 2011. The lower cost in 2012 over 2011 was attributed to lower accounting and legal costs incurred in 2012.

(c) Depreciation and amortization

Depreciation and amortization for the three and nine months periods ended September 30, 2012 was zero and zero, and zero and $3,877 for the same periods ending September 30, 2011, respectively. The depreciation is attributable to a vehicle owned by the Company and the amortization of the Company’s web site.

(d) Interest Expense

The Company incurred interest charges of $3,085 and $8,938 during the three and nine months ended September 30, 2012 and $2,777 and $8,006 for the respective periods in 2011.

(e) Net Loss

The Company reported a net loss of $78,438 and $234,960 for the three and nine months ended September 30, 2012 as compared to a net loss of $81,246 and $255,689 for the same periods ended September 30, 2011. The decreased loss for the periods in 2012, however minimal was primarily attributable to lower cost legal and accounting and other expenses.

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

Operating Activities

The net cash used in operating activities was $12,996 for the nine months period ending September 30, 2012 compared to net cash used of $22,234 for the nine months ended September 30, 2011. This decrease is due primarily to lower activity and filings in 2012 over 2011.

Investing Activities

There was no investing activity during the nine months ended September 30, 2012 and 2011.

Financing Activities

Net cash provided by financing activities was $12,996 for the nine month period ending September 30, 2012 and $22,234 for the same period ending September 30, 2011. Financing activities for the period ending September 30, 2012 was lower and attributed to smaller advances from related party compared to the period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had total current assets of zero and total current liabilities of $1,865,651, resulting in net working capital deficit of $1,865,651. During the nine months ended September 30, 2012 the Company incurred a net loss of $234,960. The accumulated deficit of the Company is $15,330,123. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2011 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2011-36988 with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine. Until the order is entered the judgment is not in effect and could change.

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were issued during the period that had not been reported in the previous 10-Q.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of September 30, 2012, the outstanding principle balance of the note was $60,000 and had accrued interest of $51,470. The note including principal and interest is in default and still outstanding.

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

