Form 10-K
period 2012-12-31
CALA CORP
filed 2015-08-10
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Company's telephone number: (713) 302-8689

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

The Company's revenues for the fiscal year ended December 31, 2012 was zero. The aggregate number of shares of voting stock held by non-affiliates on June 30, 2015 was 168,795,519 with a market value of $270,073. As of August 7, 2015, the Company had 320,866,147 shares of common stock issued and outstanding.

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

Business Development.

The Company has designed an undersea resort. The Company, through the expertise of Mr. Ray Francis has solved the naval engineering problems originally presented by the project. Mr. Francis brings to the table over 40 years of maritime experience that is second to none in the maritime industry. Mr. Francis' talents allow for a design that benefits the customer's safety, maximizes the openness and space of the facility, and maintains the primary focus of human contact with marine life. This coupled with Joseph Cala's knowledge and experience in the hospitality industry, along with eight years of intensive study and seemingly endless trial and error, enabled the Company to finalize two naval engineered designs for the Undersea Resort and Residence. The Company engaged Mr. Clive Jones, a former senior executive with Economic Research Associates, to help with business development. Mr. Jones has over 40 years of experience in worldwide leisure travel and tourism development, and he was the visionary behind many of the landmark resorts and theme parks. In addition, the Company is working with prestigious maritime companies such as Stodga of Poland and FinCantieri of Italy.

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

The Company has had limited prior operations to date. Since the Company's principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has no assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

As a result of the fixed nature of many of the Company's expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company's business, operations and financial condition.

(b)	Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements associated with any adopted plan of business of the Company may be significant. The Company anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Company to continue is dependent on additional sources of capital and the success of the Company's business plan.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

•	curtail operations significantly;

•	seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the company. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c)	Loss of Current Management Could Have Adverse Impact on Business and Prospects for Company.

The Company's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

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

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Company, any proposed investments for its evaluation.

(e)	Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

The Company's Certificate of Incorporation contain provisions to eliminate, to the fullest extent permitted by the Oklahoma Corporation Law, as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Certificate of Incorporation and the Amended and Restated By-Laws of the Company include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(f)	Absence of Cash Dividends May Affect Investment Value of Company's Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(g)	Non-Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Company.

Holders of the shares of common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(h)	No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company's Stock.

There has been only a limited public market for the common stock of the Company. The common stock of the Company is currently quoted on the Pink Sheets LLC. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission ("SEC"), any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(i)	Failure to Maintain Market Makers May Affect Value of Company's Stock.

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

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,666 plus attorney's fees of $25,000. On October 27, 2011 the judgment was entered in Jefferson County District Court.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2011-36988 with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter none of which have been made. As of this date the judgment has not been signed by the plaintiff's, attorney or the judge presiding over the case so actual liability cannot yet be determine. Until the order is entered the judgment is not in effect and could change.

ITEM 4. MINE SAFTEY DISCLOSURE

Not Applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company's common stock trades on the National Quotation Bureaus' Pink Sheets (now known as Pink Sheets LLC), where it continues to trade under the symbol "CCAA". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter (1)

	High	Low
Quarter Ended December 31, 2012	0.003	0.0021
Quarter Ended September 30, 2012	0.0100	0.0007
Quarter Ended June 30, 2012	0.0016	0.0011
Quarter Ended March 31, 2012	0.0200	0.0014
Quarter Ended December 31, 2011	0.002	0.0011
Quarter Ended September 30, 2011	0.0035	0.0011
Quarter Ended June 30, 2011	0.0057	0.0021
Quarter Ended March 31, 2011	0.0200	0.0016

(1) The Company's common stock only traded sporadically during this fiscal year

Holders of Common Equity

As of December 31, 2012, the Company had approximately 515 shareholders of record.

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

Sales of Unregistered Securities

The Company made no sales of unregistered securities (restricted stock) during the year which have not been reported in the 10-Q's filed for the first three quarters for the year ending December 31, 2012.

ITEM 6: SELECTED FINANCIAL DATA

Not Applicable

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Form 10-K, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company incurred General and Administrative expenses of 301,728 for the year ending 2012 and $339,285 for the year ending 2011. Officers salary of $300,000 was the major components of G&A during the years ended 2012 and 2011. The compensation was accrued but not paid.

Other expense totaled $12,099 for the period ended December 31, 2012 compared to $10,875 for the same period in 2011 The amount in each period was interest of $12,099 for the year ended December 31, 2012 and $10,875 for the same period in 2011 on a $60,000 note that is in default.

The Company has incurred net losses: $313,827 for the fiscal year ended December 31, 2012 and $350,160 for the fiscal year ended December 31, 2011. The Company's current liabilities exceed its current assets by $1,944,518 as of December 31, 2012 and $1,630,691 as of December 31, 2011. At December 31, 2012, the Company had an accumulated deficit of $15,408,990.

Liquidity and Capital Resources

The Company's most significant change in liquidity or capital resources has been receipts of proceeds from stock offerings and advances by an officer and director. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The net cash used in operating activities was $11,756 for the year ended December 31, 2012 compared to net cash used of $23,734 for the year ended December 31, 2011.

Net cash provided by financing activities was $11,756 for the year ended December 31, 2012 and the net cash provided was $23,734 for the same period ending December 31, 2011. Financing activity for the period ending December 31, 2012 was lower due to decreased amount of advances from an officer.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

Need for Additional Financing

The Company's existing capital may not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Company designed to build the first UnderSea Resort & Casino, the first Undersea Residence, and the first Residence Fractional Ownership. The first development will be the residence and the fractional ownership, and the project will be financed from pre-selling individual units. The Company estimates that the average residential development should generate approximately $600 million of revenue from the sale of the units while the total development cost should be approximately $460 million. This is based on initial estimates of unit costs and revenue generated in the sale of the vessels as it is the intent of the Company to build the vessels under the Company's design for sale to prospective buyers. The Company does not initially intend to own any of the vessels being built. Therefore, the management believes that the project has a great chance of success however there can be no assurance that (i) such individual unit or fractional ownership will be sold or significant revenue will be generated, and (ii) anticipated costs will not be significantly exceeded by actual costs incurred. The possibilities in this industry are tremendous, because demand for oceanic properties is the highest it has ever been and the supply is scarce. The undersea residences have the ocean available with no purchase costs, and without the limitations of land.

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

There were no disagreements or adverse events or opinions on the reports issued by DeJoya Griffith , LLC for the year ended December 31, 2010 and through the interim periods prior to the dismissal and client-audit cessation as defined in Item 304 of Regulation S-K) with DeJoya Griffith , LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DeJoya Griffith , LLC would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. The report of DeJoya Griffith , LLC on the financial statements for the past two years did not contain any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report was modified to state that there was substantial doubt about the Company's ability to continue as a going concern.

We provided DeJoya Griffith , LLC with a copy of the above disclosures and requested that DeJoya Griffith , LLC provide us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such disclosures.

On February 28, 2014 our Board of Directors engaged MaloneBailey LLP , 9801 Westheimer Road Houston Texas, 77042 as its independent registered public accounting firm.

During the Company's two most recent fiscal years and through the date preceding the engagement of MaloneBailey LLP neither the Company nor anyone acting on our behalf, has consulted with MaloneBailey LLP regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was either the subject of a disagreement between the Company and DeJoya Griffith as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for "smaller reporting companies" under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, and respective position of the directors and executive officer of the Company are set forth below. The director named below will serve until the next annual meeting of the Company's stockholders or until his successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the directors of the Company.

Director and Executive Officer.

Joseph Cala, 53, Director, Chairman and CEO

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

Larry S. Pfautsch, 63, Director

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

Mark Hofius, 51 , Director

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

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Company is unaware of any required reports that have not been timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

					Long-term compensation
					Awards
		Annual compensation			Restricted	Securities		All other
PRIVATE		Salary	Bonus	Other annual compensation	stock award(s)	under- lying options/ SARs	Payouts LTIP payouts	compen- sation
Name and principal position	Year	($)(2)	($)	($)	($)	(#)	($)	($)
Joseph Cala, (1) President	2012	300,000	-	-	-	-	-	300,000
	2011	300,000	-	-	-	-	-	300,000
	2010	300,000	-	-	-	-	-	300,000

Larry S. Pfautsch, Director	2012	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-

Mark Hofius, Director	2012	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-

_________

(1)   Mr. Cala was appointed a director and president in 1999.

(2)   Accrued but not paid.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company. In addition, no remuneration is proposed to be paid in the future, directly or indirectly, by the Company to any officer or director since there is no existing plan as of December 31, 2012 which provides for such payment.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2012 (320,866,147 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joseph Cala 1314 Texas Street Houston, TX 77002	123,567,793	38.5%
Common Stock	Larry Pfautsch 1314 Texas Street Houston, TX 77002	15,500,000	4.8%
Common Stock	Mark Hofius (2) 1314 Texas Street Houston, TX 77002	13,002,835	4.1%
Common Stock	Shares of all directors and executive officers as a group (3 person)	152,070,628	47.4%

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

None

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm, MaloneBailey LLP., Certified Public Accountants and Consultants.

	2012	2011
Audit fees	$8,500	$8,500
Audit related fees	--	--
Tax fees	--	--
All other fees	$--	$--

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

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation

Dated: August 10, 2015	By:	/s/ Joseph Cala
Joseph Cala
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala	President (principal financial and accounting officer)/Director	August 10, 2015
Joseph Cala

/s/ Mark Hofius	Director	August 10, 2015
Mark Hofius

/s/ Larry Pfautsch	Director	August 10, 2015
Larry Pfautsch

EHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).

32	Section 1350 Certification of Joseph Cala (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TABLE OF CONTENTS

1.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

2.	BALANCE SHEETS	F-3

3.	STATEMENTS OF OPERATIONS	F-4

4.	STATEMENT OF STOCKHOLDERS' DEFICIT	F-5

5.	STATEMENTS OF CASH FLOWS	F-6

6.	NOTES TO FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cala Corporation

Houston, Texas

We have audited the accompanying balance sheets of Cala Corporation as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2012, 2011. Cala Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 10, 2015

CALA CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31,

	2012	2011
ASSETS

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$91,130	$94,819
Advances - related party	124,522	107,006
Officer salary payable	1,333,600	1,033,600
Taxes payable	11,599	11,599
Notes payable	62,000	62,000
Contingent liabilities	321,667	321,667

Total liabilities	1,944,518	1,630,691

Stockholders' deficit
Common stock, $0.005 par value; 400,000,000 shares authorized issued and outstanding 320,866,147 and 320,866,147, respectively:	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,408,990)	(15,095,163)
Treasury stock - 56,533 shares @ cost	(1,116)	(1,116)
Total stockholders' deficit	(1,944,518)	(1,630,691)
Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part to the financial statements

CALA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
Expenses
General and administrative expense	301,728	339,285
Total operating expenses	301,728	339,285

Loss from operations	(301,728)	(339,285)

Other income (expense)
Interest expense	(12,099)	(10,875)
Total other income (expense)	(12,099)	(10,875)

Net loss	$(313,827)	$(350,160)

Earnings per share:
Net loss per share-basic	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic	320,866,147	320,866,147

The accompanying notes are an integral part to the financial statements

CALA CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Paid In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2010	320,866,147	1,604,329	11,861,259	(14,745,003)	(56,533)	(1,116)	(1,280,531)

Net loss	--	--	--	(350,160)	--	--	(350,160)

Balance at December 31, 2011	320,866,147	$1,604,329	$11,861,259	$(15,095,163)	(56,533)	$(1,116)	$(1,630,691)

Net loss	--	--	--	(313,827)	--	--	(313,827)

Balance at December 31, 2012	320,866,147	$1,604,329	$11,861,259	$(15,408,990)	(56,533)	$(1,116)	$(1,944,518)

The accompanying notes are an integral part of the financial statements

CALA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(313,827)	$(350,160)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Change in operating assets and liabilities:
Prepaid expenses and other current assets	--	3,877
Accounts payable and accrued liabilities	(3,689)	22,549
Officer salary payable	300,000	300,000
Net cash used in operating activities	(17,516)	(23,734)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from advances- related party	17,516	23,734
Net cash provided by financing activities	17,516	23,734

NET CHANGE IN CASH	--	--

CASH AT BEGINNING OF YEAR	--	---

CASH AT END OF YEAR	$--	$--

Supplemental schedule of cash flow information:
Interest paid	$183	$--
Income tax	$--	$--

The accompanying notes are an integral part of the financial statements

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Cala Corporation (formerly Magnolia Foods, Inc.) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006. The Company has completed plans for building an underwater resort but has been unable to secure the financing necessary to build such a facility. It is looking into other businesses which may align with the Company's objectives.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

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

NOTE 3: RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company accrued $300,000 for salary payable to an officer of the Company; resulting in an outstanding balance of $1,333,600 as of December 31, 2012.

During the year ended December 31, 2012, an officer advanced additional funds of $17,516 to the Company for debt reduction and operating expenses for an outstanding advances-related party balance of $124,522 as of December 31, 2012.

NOTE 4: COMMITMENTS & CONTINGENCIES

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

Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2012:

2013	102,000
2014	102,000
2015	102,000
2016	2,267
Total	$308,267

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

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2012:

2013	79,113
2014	81,492
2015	83,937
2016	21,138
Total	$265,680

NOTE 5- NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding monthly. As of December 31, 2012 and December 31, 2011, the outstanding principle balance of the note was $60,000 and had accrued interest of $54,590 and $42,674, respectively. The note including principal and interest is in default and still outstanding.

Additionally, in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of December 31, 2012 and December 31, 2011, the outstanding balance in advances was $2,000 .

NOTE 6 - INCOME TAXES

At December 31, 2012 and 2011, the Company had a federal net operating loss carry forward of approximately $14,075,389 and $14,061,562, respectively, which expires in varying amounts between 2031 and 2032.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$4,926,386	$4,921,547
Total deferred tax assets	4,926,386	4,921,547
Less: Valuation Allowance	(4,926,386)	(4,921,547)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $4,926,386 and $4,921,547, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, accordingly, recorded a full valuation allowance.

NOTE 7- LEGAL MATTERS

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California case # CIVWS09-0049 terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney's fees of $25,000. On October 27, 2011 the judgment for cause $183,766 was lodged and entered by the court making the judgment effective as of that date.

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

As of December 31, 2012 the Company has accrued $321,667 for the legal liabilities.

