Form 10-Q
period 2013-03-31
CALA CORP
filed 2015-09-24
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 22, 2015, the Company had 320,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CALA CORPORATION

BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$91,308	$91,130
Due to related party	127,862	124,522
Accrued officers salary	1,408,600	1,333,600
Taxes payable	11,599	11,599
Notes payable	62,000	62,000
Contingent liabilities	321,667	321,667
Total current liabilities	2,023,036	1,944,518

Total liabilities	2,023,036	1,944,518

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 320,866,147,
respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,487,508)	(15,408,990)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(2,023,036)	(1,944,518)
Total liabilities and stockholders’ deficit	$--	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For three Months Ended March 31, 2013	For three Months Ended March 31, 2012

Income	$--	$--
General and administrative expense	75,354	75,404
Total operating expenses	75,354	75,404

Loss from operations	(75,354)	(75,404)

Other income (expense)
Interest expense	(3,164)	(2,914)
Total other income (expense)	(3,164)	(2,914)

Net loss	$(78,518)	$(78,318)

Earnings per share:
Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares of common stock outstanding	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended March 31, 2013	For Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,518)	$(78,318)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	178	1,558
Officers salary payable	75,000	75,000

Net cash used in operating activities	(3,340)	(1,760)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from advances - related party	3,340	1,760
Net cash provided by financing activities	3,340	1,760

NET CHANGE IN CASH	--	--

CASH AT BEGINNING OF PERIOD	--	--

CASH AT END OF PERIOD	$--	$--

SUPPLEMENTAL INFORMATION:
Interest paid	$28	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 and notes thereto and other pertinent information contained in our Form S-1 the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

NOTE 2 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ending March 31, 2013, the Company accrued $75,000 for salary payable to an officer of the Company resulting in a balance due of $1,408,600 which has been accrued and not paid. As of December 31, 2012, salary payable due to officer was $1,333,600

During the three months period ending March 31, 2013, an officer advanced $3,340 to the Company for operating expenses on behalf of the company. As of March 31, 2013 and December 31, 2012, the outstanding balance was $127,862 and $124,522, respectively.

NOTE 4- NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of March 31, 2013 and December 31, 2012, the outstanding principal balance of the note was $60,000 and $60,000 and had accrued interest of $57,726 and $54,590, respectively. The note, including principal and interest, is in default and still outstanding.

Additionally, in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of March 31, 2013 and December 31, 2012, the outstanding balance in advances was $2,000 and $2,000, respectively.

NOTE 5 —SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenues

The Company reported no revenues for the three months ended March 31, 2013 and 2012.

General and Administrative Expenses

The Company incurred total selling, general and administrative expenses of $75,354 for the three months ended March 31, 2013 as compared to $75,404 for the three months ended March 31, 2012. The decrease in this expense category, while insignificant, was due primarily to lower accounting and filing costs in 2013 over 2012.

Interest Expense

The Company incurred interest charges of $3,164 and $2,914 during the three months ended March 31, 2013 and 2012. The increase in interest is due to the interest calculation on the note plus accrued interest increasing the interest amount each quarter.

Net Loss

The Company reported a net loss of $78,518 for the three months ended March 31, 2013 as compared to a net loss of $78,318 for the same period ended March 31, 2012. The loss for the quarter ended March 31, 2013 was primarily attributable to accrual of officer salaries.

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

Operating Activities

The net cash used in operating activities was $3,340 for the three months ended March 31, 2013 compared to net cash used of $1,760 for the three months ended March 31, 2012. This decrease is due primarily to higher accounts payable in 2013 over 2012.

Investing Activities

There was no investing activity in either March 31, 2013 or 2012.

Financing Activities

Net cash provided by financing activities was $3,340 for the three month period ending March 31, 2013 and $1,760 for the same period ending March 31, 2012. Cash provided was from advances from a related party in both periods.

Liquidity and Capital Resources

As of March 31, 2013, the Company had total current assets of zero and total current liabilities of $2,023,036 resulting in net working capital deficit of $2,023,036. During the three months ended March 31, 2013 and 2012, the Company incurred losses of $78,518 and $78,318, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2012 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney’s fees of $25,000. On October 27, 2012 the judgment for cause $183,766 was lodged and entered by the court making the judgment effective as of that date.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2010-36988) with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2013 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine.

As of March 31, 2013, the Company has accrued $321,667 for the legal liabilities.

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of September 30, 2012, the outstanding principle balance of the note was $60,000 and had accrued interest of $57,726. The note including principal and interest is in default and still outstanding.

ITEM 4: MINE SAFETY DISCLOSURE.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS:

31	Rule 13a-14(a)/15d-14(a) - Certification of Joseph Cala.

32	Section 1350 - Certification of Joseph Cala.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.

Dated: September 24, 2015	By:	/s/ Joseph Cala
Joseph Cala, President
Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) - Certification of Joseph Cala (filed herewith).

32	Section 1350 -Certification of Joseph Cala (filed herewith).

