Form 10-Q
period 2013-06-30
CALA CORP
filed 2015-09-24
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

CALA CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$93,540	$91,130
Advances - related party	129,257	124,522
Accrued officers salary	1,483,600	1,333,600
Taxes payable	11,599	11,599
Notes payable	62,000	62,000
Contingent liabilities	321,667	321,667
Total current liabilities	2,101,663	1,944,518

Total liabilities	2,101,663	1,944,518

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 320,866,147,
respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,566,135)	(15,408,990)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(2,101,663)	(1,944,518)
Total liabilities and stockholders’ deficit	$-	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended June 30, 2013	For Three Months Ended June 30, 2012	For Six Months Ended June 30, 2013	For Six Months Ended June 30, 2012
Revenue	$-	$-	$-	$-
General and administrative
expense	75,354	75,265	150,708	150,669
Total operating expenses	75,354	75,265	150,707	150,669

Loss from operations	(75,354)	(75,265)	(150,708)	(150,669)

Other income (expense)
Interest expense	(3,273)	(2,939)	(6,437)	(5,853)

Total other income (expense)	(3,273)	(2,939)	(6,437)	(5,853)

Net loss	$(78,627)	$(78,204)	(157,145)	(156,522)
Earnings per share:
Net loss per share- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	320,866,147	320,866,147	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended June 30, 2013	For Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,145)	$(156,522)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,410	2,963
Increase in accrued officers salary	150,000	150,000

Net cash used in operating activities	(4,735)	(3,559)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from due to related party	4,735	3,559
Net cash provided by financing activities	4,735	3,559

NET CHANGE IN CASH	--	-

CASH AT BEGINNING OF PERIOD	--	-

CASH AT END OF PERIOD	$--	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$43	$91

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Cala Corporation, (formerly Magnolia Foods, Inc.), (the “Company”) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the period from inception through December 31, 2012 and notes thereto and other pertinent information contained in our Form S-1 the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accumulated deficit of the Company is $15,566,135. The Company has not established revenues sufficient to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six month period ending June 30, 2013, the Company accrued $150,000 for salary payable to an officer of the Company with a balance due from the Company of $1,483,600 which has been accrued and not paid. As of December 31, 2012, salary payable due to officer was $1,333,600.

During the six month period ending June 30, 2013, an officer advanced $4,735 to the Company for operating expenses on behalf of the company. As of June 30, 2013 and December 31, 2012, the outstanding balance was $129,257 and $124,522 respectively.

NOTE 4 - NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As June 30, 2013 and December 31, 2012, the outstanding principal balance of the note was $60,000 and $60,000 and had accrued interest of $60,984 and $54,590, respectively. The note, including principal and interest, is in default and still outstanding.

Additionally in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of June 30, 2013 and December 31, 2012, the outstanding balance in advances was $2,000 and $2,000, respectively.

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

Results of Operations

Revenues

The Company reported no revenues for the six month periods ended June 30, 2013 and 2012.

General and Administrative Expenses

The Company incurred general and administrative expenses of $75,354 for the three months and $150,708 for the six months ended June 30, 2013 as compared to $75,265 for the three months and $150,669 for the six months ended June 30, 2012. There was a minimal change between the two years.

Interest Expense

The Company incurred interest charges of $3,273 and $6,437 during the three and six months ended June 30, 2013 and $2,939 and $5,853 for the respective periods in 2012.

Net Loss

The Company reported a net loss of $78,627 and $157,145 for the three and six months ended June 30, 2013 as compared to a net loss of $78,204 and $156,522 for the same periods ended June 30, 2012. The variance for the three and six months between 2013 and 2012 were insignificant and varied due to some changes in loss and administrative costs.

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

Operating Activities

The net cash used in operating activities was $4,735 for the six months period ending June 30, 2013 compared to net cash used of $3,559 for the six months ended June 30, 2012. This increase is due primarily to higher activity and filings in 2013 over 2012.

Investing Activities

There was no investing activity during the six months ended June 30, 2013 and 2012.

Financing Activities

Net cash provided by financing activities was $4,735 for the six month period ending June 30, 2013 and $3,559 for the same period ending June 30, 2012. Financing activities for the period ending June 30, 2013 was higher and attributed to higher advances from related party compared to the period ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, the Company had total current assets of zero and total current liabilities of $2,101,663, resulting in net working capital deficit of $2,101,663. During the six months ended June 30, 2013 the Company incurred a net loss of $157,145. The accumulated deficit of the Company is $15,566,135. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2012 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On January 20, 2012, a complaint was filed against the Company in the Superior Court of California (case # CIVWS09-0049) terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

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

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2012-36988) with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2013 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine. Until the order is entered the judgment is not in effect and could change.

As of June 30, 2013, the Company has accrued $321,667 for the legal liabilities.

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of June 30, 2013, the outstanding principle balance of the note was $60,000 and had accrued interest of $60,984. The note including principal and interest is in default and still outstanding.

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

