Form 10-Q
period 2013-09-30
CALA CORP
filed 2015-09-24
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

CALA CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$94,797	$91,130
Due to related party	131,744	124,522
Accrued officers salary	1,558,600	1,333,600
Taxes payable	11,599	11,599
Notes payable	62,000	62,000
Contingent liabilities	321,667	321,667
Total current liabilities	2,180,407	1,944,518

Total liabilities	2,180,407	1,944,518

Stockholders' deficit
Common stock
$0.005 par value; 400,000,000 shares authorized
Issued and outstanding: 320,866,147 and 320,866,147,
respectively	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,644,879)	(15,408,990)
Treasury stock - 56,533 shares at cost	(1,116)	(1,116)
Total stockholders' deficit	(2,180,407)	(1,944,518)
Total liabilities and stockholders’ deficit	$-	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended September 30, 2013	For Three Months Ended September 30, 2012	For Nine Months Ended September 30, 2013	For Nine Months Ended September 30, 2012
Revenue	$-	$-	$-	$-

General and administrative expense	75,355	75,353	226,063	226,022
Total operating expenses	75,355	75,353	226,063	226,022

Loss from operations	(75,355)	(75,353)	(226,063)	(226,022)

Other income (expense)
Interest expense	(3,389)	(3,085)	(9,826)	(8,938)

Total other income (expense)	(3,389)	(3,085)	(9,826)	(8,938)

Net loss	$(78,744)	$(78,438)	(235,889)	(234,960)
Earnings per share:
Net loss per share- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	320,866,147	320,866,147	320,866,147	320,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended September 30, 2013	For Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(235,889)	$(234,960)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,667	(3,036)
Accrued officers salary	225,000	225,000

Net cash used in operating activities	(7,222)	(12,996)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from due to related party	7,222	12,996

Net cash provided by financing activities	7,222	12,966

NET CHANGE IN CASH	--	-

CASH AT BEGINNING OF PERIOD	--	-

CASH AT END OF PERIOD	$--	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$46	$142

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Cala Corporation, (formerly Magnolia Foods, Inc.), (the “Company”) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the period from inception through December 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine month period ending September 30, 2013, the Company accrued $225,000 for salary payable to an officer of the Company with a balance due from the Company of $1,558,600 which has been accrued and not paid. As of December 31, 2012, salary payable due to officer was $1,333,600.

During the nine month period ending September 30, 2013, an officer advanced $7,222 to the Company for operating expenses on behalf of the company. As of September 30, 2013 and December 31, 2012, the outstanding balance was $131,744 and $124,522 respectively.

NOTE 4 - NOTE PAYABLE

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As September 30, 2013 and December 31, 2012, the outstanding principal balance of the note was $60,000 and $60,000 and had accrued interest of $64,370 and $54,590, respectively.

Additionally in September 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of September 30, 2013 and December 31, 2012, the outstanding balance in advances was $2,000 and $2,000, respectively.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenues

The Company reported no revenues for the nine month periods ended September 30, 2013 and 2012.

General and Administrative Expenses

The Company incurred general and administrative expenses of $75,355 for the three months and $226,063 for the nine months ended September 30, 2013 as compared to $75,353 for the three months and $226,022 for the nine months ended September 30, 2012. The difference between the two periods was insignificant.

Interest Expense

The Company incurred interest charges of $3,389 and $9,826 during the three and nine months ended September 30, 2013 and $3,085 and $8,938 for the respective periods in 2012.

Net Loss

The Company reported a net loss of $78,744 and $235,889 for the three and nine months ended September 30, 2013 as compared to a net loss of $78,438 and $234,960 for the same periods ended September 30, 2012. The increased loss for the periods in 2013, however minimal was primarily attributable to legal and accounting and other expenses.

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

Operating Activities

The net cash used in operating activities was $7,222 for the nine months period ending September 30, 2013 compared to net cash used of $12,996 for the nine months ended September 30, 2012. This decrease is due primarily to lower activity and filings in 2013 over 2012.

Investing Activities

There was no investing activity during the nine months ended September 30, 2013 and 2012.

Financing Activities

Net cash provided by financing activities was $7,222 for the nine month period ending September 30, 2013 and $12,966 for the same period ending September 30, 2012. Financing activities for the period ending September 30, 2013 was lower and attributed to smaller advances from related party compared to the period ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, the Company had total current assets of zero and total current liabilities of $2,180,407, resulting in net working capital deficit of $2,180,407. During the nine months ended September 30, 2013 the Company incurred a net loss of $235,889. The accumulated deficit of the Company is $15,644,879. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In fact, the Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2012 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

As of September 30, 2013, the Company has accrued $321,667 for legal liabilities.

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were issued during the period that had not been reported in the previous 10-Q.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of September 30, 2013, the outstanding principle balance of the note was $60,000 and had accrued interest of $64,370. The note including principal and interest is in default and still outstanding.

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

