Form 10-K
period 2013-12-31
CALA CORP
filed 2015-11-09
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

The Company's revenues for the fiscal year ended December 31, 2013 was zero. The aggregate number of shares of voting stock held by non-affiliates on June 30, 2013 was 168,795,519 with a market value of $675,182. As of November 6, 2015, the Company had 320,866,147 shares of common stock issued and outstanding.

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

Per Share Common Stock Bid Prices by Quarter (1)

	High	Low
Quarter Ended December 31, 2013	0.0100	0.0013
Quarter Ended September 30, 2013	0.0030	0.0020
Quarter Ended June 30, 2013	0.0040	0.0016
Quarter Ended March 31, 2013	0.0040	0.0021
Quarter Ended December 31, 2012	0.0030	0.0021
Quarter Ended September 30, 2012	0.0100	0.0007
Quarter Ended June 30, 2012	0.0016	0.0011
Quarter Ended March 31, 2012	0.0200	0.0014

_______________

1)	The Company's common stock only traded sporadically during this fiscal year

Holders of Common Equity

As of December 31, 2013, the Company had approximately 515 shareholders of record.

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

Sales of Unregistered Securities

The Company made no sales of unregistered securities (restricted stock) during the year which have not been reported in the 10 Q's filed for the first three quarters for the year ending December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company incurred General and Administrative expenses of $299,650 for the year ending 2013 and $301,728 for the year ending 2012. Officers salary of $300,000 was the major components of G&A during the years ended 2013 and 2012. The compensation was accrued but not paid.

Other expense totaled $13,306 for the period ended December 31, 2013 compared to $12,099 for the same period in 2012 The amount in each period was interest of $13,306 for the year ended December 31, 2013 and $12,099 for the same period in 2012 on a $60,000 note that is in default.

The Company has incurred net losses: $312,956 for the fiscal year ended December 31, 2013 and $313,827 for the fiscal year ended December 31, 2012. The Company's current liabilities exceed its current assets by $2,257,474 as of December 31, 2013 and $1,944,518 as of December 31, 2012. At December 31, 2013, the Company had an accumulated deficit of $15,721,946.

Liquidity and Capital Resources

The Company's most significant change in liquidity or capital resources has been receipts of proceeds from stock offerings and advances by an officer and director. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The net cash used in operating activities was $9,372 for the year ended December 31, 2013 compared to net cash used of $17,516 for the year ended December 31, 2012.

Net cash provided by financing activities was $9,372 for the year ended December 31, 2013 and the net cash provided was $17,516 for the same period ending December 31, 2012. Financing activities for the period ending December 31, 2013 was lower due to decreased amount of advances from an officer.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Director and Executive Officer.

Joseph Cala, 54, Director, Chairman and CEO

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

Larry S. Pfautsch, 64, Director

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

Mark Hofius, 52, Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)(2)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
Joseph Cala,(1)	2013	300,000	-	-	-	-	-	300,000
President	2012	300,000	-	-	-	-	-	300,000
	2011	300,000	-	-	-	-	-	300,000

Larry S. Pfautsch, Director	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-

Mark Hofius, Director	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-

______________

(1)	Mr. Cala was appointed a director and president in 1999.

(2)	Accrued but not paid

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company. In addition, no remuneration is proposed to be paid in the future, directly or indirectly, by the Company to any officer or director since there is no existing plan as of December 31, 2013 which provides for such payment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2013 (320,866,147 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

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

_____________

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

	2013	2012
Audit fees	$10,000	$8,500
Audit related fees	--	--
Tax fees	--	--
All other fees	$--	$--

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

Cala Corporation

Dated: November 6, 2015	By:	/s/ Joseph Cala
Joseph Cala
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala	President (principal financial and accounting officer)/Director	November 6, 2015
Joseph Cala

/s/ Mark Hofius	Director	November 6, 2015
Mark Hofius

/s/ Larry Pfautsch	Director	November 6, 2015
Larry Pfautsch

TABLE OF CONTENTS

1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

2	BALANCE SHEETS	F-3

3	STATEMENTS OF OPERATIONS	F-4

4	STATEMENT OF STOCKHOLDERS' DEFICIT	F-5

5	STATEMENTS OF CASH FLOWS	F-6

6	NOTES TO FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cala Corporation
Houston, Texas

We have audited the accompanying balance sheets of Cala Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. Cala Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cala Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

November 6, 2015

CALA CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31,

	2013	2012
ASSETS

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$94,714	$91,130
Advances – related party	135,894	126,522
Officer salary payable	1,633,600	1,333,600
Taxes payable	11,599	11,599
Notes payable	60,000	60,000
Contingent liabilities	321,667	321,667

Total liabilities	2,257,474	1,944,518

Stockholders' deficit
Common stock, $0.005 par value; 400,000,000 shares authorized issued and outstanding 320,866,147 and 320,866,147, respectively:	1,604,329	1,604,329
Additional paid-in capital	11,861,259	11,861,259
Accumulated deficit	(15,721,946)	(15,408,990)
Treasury stock -56,533 shares @ cost	(1,116)	(1,116)
Total stockholders' deficit	(2,257,474)	(1,944,518)
Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part to the financial statements

CALA CORPORATION

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Expenses
General and administrative expense	299,650	301,728
Total operating expenses	299,650	301,728

Loss from operations	(299,650)	(301,728)

Other income (expense)
Interest expense	(13,306)	(12,099)
Total other income (expense)	(13,306)	(12,099)

Net loss	$(312,956)	$(313,827)

Earnings per share:
Net loss per share-basic	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic	320,866,147	320,866,147

The accompanying notes are an integral part to the financial statements

CALA CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Paid In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance at December 31, 2011	320,866,147	$1,604,329	$11,861,259	$(15,095,163)	(56,533)	$(1,116)	$(1,630,691)

Net loss	--	--	--	(313,827)	--	--	(313,827)

Balance at December 31, 2012	320,866,147	$1,604,329	$11,861,259	$(15,408,990)	(56,533)	$(1,116)	$(1,944,518)

Net loss				(312,956)			(312,956)

Balance at December 31, 2013	320,866,147	$1,604,329	$11,861,259	(15,721,946)	(56,533)	$(1,116)	(2,257,474)

The accompanying notes are an integral part of the financial statements

CALA CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(312,956)	$(313,827)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activity
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	3,584	(3,689)
Officer salary payable	300,000	300,000
Net cash used in operating activities	(9,372)	(17,516)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from advances- related party	9,372	17,516
Net cash provided by financing activities	9,372	17,516

NET CHANGE IN CASH	--	--

CASH AT BEGINNING OF YEAR	--	---

CASH AT END OF YEAR	$--	$--

Supplemental schedule of cash flow information:
Interest paid	$46	$183
Income tax	$--	$--

The accompanying notes are an integral part of the financial statements

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 2013, the Company accrued $300,000 for salary payable to an officer of the Company; resulting in an outstanding balance of $1,633,600 as of December 31, 2013.

During the year ended December 31, 2013, an officer advanced additional funds of $9,372 to the Company for debt reduction and operating expenses for an outstanding advances-related party balance of $133,894 as of December 31, 2013.

Additionally, in June 2009, the Company received $2,000 in other advances to meet the day to day expenses of the Company. Such advances are non-interest bearing and due on demand. As of December 31, 2013 and December 31, 2012, the outstanding balance in advances was $2,000.

NOTE 4 - COMMITMENTS & CONTINGENCIES

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

Then following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2013:

2014	102,000
2015	102,000
2016	2,267
Total	$206,267

On April 10, 2006 the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease is 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub-lease basis. The Company is still fully obligated to the terms of this lease. However, the nonaffiliated party will assume all payments. Under the terms of the agreement, the sub-lessee pays the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The subleasee terminated payment of the $1,500 in August 2008

The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2013:

2014	81,492
2015	83,937
2016	21,138
Total	$186,567

NOTE 5- NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding monthly. As of December 31, 2013 and December 31, 2012, the outstanding principle balance of the note was $60,000 and had accrued interest of $67,850 and $54,590, respectively. The note including principal and interest is in default and still outstanding.

NOTE 6 - INCOME TAXES

At December 31, 2013 and 2012, the Company had a federal net operating loss carry forward of approximately $14,088,345 and $14,075,389 respectively, which expires in varying amounts between 2031 and 2032.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$4,930,921	$4,926,386
Total deferred tax assets	4,930,921	4,926,386
Less: Valuation Allowance	(4,930,921)	(4,926,386)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $4,930,921 and $4,926,386, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, accordingly, recorded a full valuation allowance.

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

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause # 2010-36988) with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine.

As of December 31, 2013 the Company has accrued $321,667 for the legal liabilities.

EHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).

32	Section 1350 Certification of Joseph Cala (filed herewith).

101	XBRL Interactive Data File (filed herewith).

19