Form 10-Q
period 2017-09-30
CALA CORP
filed 2017-11-20
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION
Exact Name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1314 Texas Street, Suite 400, Houston, TX 77002	(713) 302-8689
(Address of Principal Executive Offices.)	(Company’s Telephone Number)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 20, 2017, the Company had 334,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CALA CORPORATION
BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Cash held in trust	$1,337		$--

Current assets	1,337		--

Total assets	$1,337	$	---

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$145,627		$127,987
Due to related party	176,175		178,044
Accrued officer salary	2,758,600		2,533,600
Taxes payable	11,599		11,599
Notes payable	60,000		60,000
Contingent liabilities	321,667		321,667
Total current liabilities	3,473,668		3,232,897

Total liabilities	3,473,668		3,232,897

Stockholders' deficit
Common stock $0.005 par value; 400,000,000 shares authorized Issued and outstanding: 334,866,147 and 329,866,147 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,674,329		1,649,329
Additional paid-in capital	11,840,859		11,840,859
Accumulated deficit	(16,986,903)		(16,722,469)
Treasury stock – 156,533 and 156,533 shares at cost, respectively	(616)		(616)
Total stockholders' deficit	(3,472,331)		(3,232,897)
Total liabilities and stockholders’ deficit	$1,337		$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF OPERATIONS

For Three and Nine Months Ended September 30,

(Unaudited)

	Three Months		Nine Months
	2017	2016	2017	2016
General and administrative expense	$85,800	$82,600	$249,279	$236,932
Total operating expenses	83,800	82,600	249,279	236,932

Loss from operations	(85,800)	(82,600)	(249,279)	(236,932)

Other expense
Interest expense	(5,246)	(4,702)	(15,155)	(13,583)
Total other income expense	(5,246)	(4,702)	(15,155)	(13,583)

Net loss	$(91,046)	$(87,302)	$(264,434)	$(250,515)

Earnings per share:
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	334,866,147	320,866,147	333,866,147	327,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF CASH FLOWS

For Nine Months Ended September 30,

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(264,434)	$(250,515)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock issued for services	--	2,100
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,533	11,083
Officers salary payable	225,000	225,000
Net cash used in operating activities	(20,901)	(12,332)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	25,000	--
Proceeds from advances - related party	(2,762)	12,332
Net cash provided by financing activities	22,238	12,332

NET CHANGE IN CASH	1,337	--

CASH AT BEGINNING OF PERIOD	--	--

CASH AT END OF PERIOD	$1,337	$--
SUPPLEMENTAL INFORMATION:
Interest paid	$--	$--
Taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Expenses paid by related party on behalf of Company	$893	$--

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Cala Corporation, (formerly Magnolia Foods, Inc.), (the “Company”) was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company's sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2016 and notes thereto and other pertinent information contained in our Form 10 the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and nine-month period ended September 30, 2017 are not necessarily indicative of the results for the full fiscal year ending December 31, 2017.

NOTE 2 - GOING CONCERN

The accompanying unaudited interim financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has limited assets and an accumulated deficit and working capital deficit as of September 30, 2017. The Company has not established any source of revenue to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three and nine months ending September 30, 2017, the Company accrued $75,000 and $225,000 for salary payable to an officer of the Company resulting in a balance due of $2,758,600 which has been accrued and not paid. As of December 31, 2016, salary payable due to officer was $2,533,600. The balance is unsecured, non-interest bearing and due on demand.

During the nine-month period ending September 30, 2017, an officer paid expenses of $893 and was repaid $2,762 due to the officer. As of September 30, 2017 and December 31, 2016, the outstanding balance was $176,175 and $178,044, respectively. The balance is unsecured, non-interest bearing and due on demand.

On May 20, 2017, the Company issued 1,000,000 shares of common stock to a director for cash of $5,000.

NOTE 4 - NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of September 30, 2017 and December 31, 2016, the outstanding principal balance of the note was $60,000 and $60,000 and had accrued interest of $132,722 and $117,567, respectively. The note, including principal and interest, is in default and still outstanding.

NOTE 5 - EQUITY

On February 2, 2017, the Company issued 4,000,000 shares of common stock to two individuals for cash of $20,000.

On May 20, 2017, the Company issued 1,000,000 shares of common stock to a related party for cash of $5,000.

NOTE 6 - LEGAL MATTERS

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California (case # CIVWS09-0049) terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney’s fees of $25,000. On October 27, 2013 the judgment for cause $183,766 was lodged and entered by the court making the judgment effective as of that date.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2010-36988) with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2014 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine.

As of September 30, 2017, the Company has accrued $321,667 for the legal liabilities.

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

Overview

The Company intends to take advantage of reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity and fits within the objectives of the Company and its business development. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

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

Results of Operations

Revenues

The Company reported no revenues for the three and nine months ended September 30, 2017 and 2016.

General and Administrative Expenses

The Company incurred total selling, general and administrative expenses of $85,800 and $249,279 for the three and nine months ended September 30, 2017 as compared to $82,600 and $236,932 for the three and nine months ended September 30, 2016. The change in this expense category was insignificant in 2017 over 2016.

Interest Expense

The Company incurred interest charges of $5,246 and $15,155 for the three and nine months ended September 30, 2017 and $4,702 and $13,583 for the same periods in 2016. The increase in interest is due to the interest calculation on the note plus accrued interest increasing the interest amount each quarter.

Net Loss

The Company reported a net loss of $91,046 and $264,434 for the three and nine months and ended September 30, 2017 as compared to a net loss of $87,302 and $250,515 for the same periods ended September 30, 2016. The losses for the three and nine month period was primarily attributable to accrual of officer salaries.

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

Operating Activities

The net cash used in operating activities was $20,901 for the nine months ended September 30, 2017 compared to net cash used of $12,332 for the nine months ended September 30, 2016. This increase is due primarily to higher loss in 2017 over 2016.

Financing Activities

Net cash provided by financing activities was $22,238 for the nine month period ending September 30, 2017 and $12,332 for the same period ending September 30, 2016. Cash provided was from the sale of common stock of $25,000 less repayment on related party advances of $2,762 in 2017 compared to advances from a related party of $12,332 in 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had total current assets of $1,337 and total current liabilities of $3,473,668 resulting in net working capital deficit of $3,472,331. During the nine months ended September 30, 2017 and 2016, the Company incurred losses of $264,434 and $250,515, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2016 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

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

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 18, 2009, the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 issued by the Company. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney’s fees of $25,000. On October 27, 2013 the judgment for cause $183,766 was lodged and entered by the court making the judgment effective as of that date.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2010-36988) with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2014 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine.

As of September 30, 2017, the Company has accrued $321,667 for the legal liabilities.

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2016.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of September 30, 2017, the outstanding principle balance of the note was $60,000 and had accrued interest of $132,722. The note including principal and interest is in default and still outstanding.

ITEM 4: MINE SAFETY DISCLOSURE.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS:

31	Rule 13a-14(a)/15d-14(a) - Certification of Joseph Cala.

32	Section 1350 - Certification of Joseph Cala.

101	XBRL Interactive Data Files

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation.

Dated: November 20, 2017	By:	/s/ Joseph Cala
Joseph Cala
President Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) - Certification of Joseph Cala (filed herewith).

32	Section 1350 -Certification of Joseph Cala (filed herewith).

101	XBRL Interactive Data Files

