Form 10-K
period 2017-12-31
CALA CORP
filed 2018-04-16
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION
(Exact name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

701 North Post Oak Road, Suite 615 Houston TX	77024
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number: (713) 380-5147

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

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The Company’s revenues for the fiscal year ended December 31, 2017 was zero. The aggregate number of shares of voting stock held by non-affiliates on June 30, 2017 was 181,795,519 with no market value as the shares had ceased trading. As of April 16, 2018, the Company had 334,866,147 shares of common stock issued and outstanding.

PART I.

ITEM 1. BUSINESS.

Cala Corporation was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company’s sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006. Currently, the Company intends to build an underwater resort and casino. Over the next twelve months, the Company plans to secure $25 million to begin construction on the first vessel. As of the date of this filing none of the financing has been secured.

The Undersea Resort was the idea of Joe Cala, CEO of Cala Corporation. On November 1988, while swimming offshore from Maui, he was surrounded by humpback whales. It was the most profound divine encounter that he ever experienced. From that point forward, he committed himself to developing the Undersea Resort. Integral to the design is the installation of large windows below sea level which look out to the undersea habitat.

Since 2007, the company has generated no revenues. The company has an accumulated deficit of $17,081,888 as of December 31, 2017, and anticipates generating losses for the next twelve months. As of December 31, 2017, the company had cash and cash equivalents of $987. The company will need to raise capital to pay the auditors, accountant, attorney and transfer agent. The company has been unable to obtain such financing or any financing to begin any projects. To address this concern, the independent public accounting firm has issued an audit opinion, which includes a statement that the results of our operations and our financial condition raise substantial doubt about our ability to continue as a going concern.

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

(h) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company’s Stock.

There has been only a limited public market for the common stock of the Company. The Company’s common stock was listed on the National Quotation Bureaus’ Pink Sheets (now known as Pink Sheets LLC), under the symbol “CCAA”. On October 17, 2016 the Company was notified of delisting due to lack of current reporting. On March 6, 2017 the trading activity was revoked by the SEC.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company maintains an office at 701 North Post Oak Road, Suite 615, Houston TX 77024. The Company does not own any equipment and the location is provided rent free by the CEO.

ITEM 3. LEGAL PROCEEDINGS.

On January 20, 2009, a complaint was filed against the Company in the Superior Court of California (case # CIVWS09-0049) terminating the lease at 500 Bollinger Canyon Way, San Roman, CA due to subleasing the premises without consent of the landlord. A judgment was entered giving the landlord possession of the premises with no monetary amount awarded.

On February 18, 2009 the Company received a letter demanding payment on the deficiencies of 2 notes totaling $125,000 the Company had issued. Subsequent to this an action was originated in the District Court of Jefferson County Texas (case # A-183,766). The Plaintiff contends the Company had not paid the principal or interest on promissory notes issued in 2004. In 2005 the Company issued stock of 3,400,000 and 2,500,000 shares to the plaintiff in full payment of the outstanding notes and interest to the plaintiff. The Company and principal shareholder has agreed to a judgment of $176,667 plus attorney’s fees of $25,000. On October 27, 2011 the judgement for cause $183,766 was lodged and entered by the court making the judgement effective as of that date.

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2011-36988) with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter none of which have been made. As of this date the judgment has not been signed by the plaintiff’s, attorney or the judge presiding over the case so actual liability cannot yet be determine. Until the order is entered the judgment is not in effect and could change.

As of December 31, 2017, the Company has accrued $321,667 for the legal liabilities.

On March 6, 2017, under Release number 80157, the Company’s securities registration was revoked by the Commission for failure to timely file periodic reports under in violation of the Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder. The Company had not filed since the 10-k filed for the year ending December 31, 2013. Since that date, the Company has filed a Form – 10 for December 31, 2015 and 2016.

A Desist and Refrain Order was issued by the State of California Department of Corporations against Joseph Cala and Cala Corp. on March 28, 2012 prohibiting Joseph Cala or Cala Corp. from selling securities in the State of California. This order resulted from a complaint made by an individual who made a loan to Cala Corp. for the office building purchased by the Company in Titusville, Florida. Due to the financial restraints of the Company at the time, and the costs associated with defending against the action, the Company elected not to fight the order and allowed the order to become final. The order remains in full force and effect until further order of the California Corporations Commissioner.

ITEM 4. MINE SAFTEY DISCLOSURE

Not Applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock was listed on the National Quotation Bureaus’ Pink Sheets (now known as Pink Sheets LLC), under the symbol “CCAA”. On October 17, 2016 the Company was notified of delisting due to lack of current reporting. On March 6, 2017 the trading activity was revoked by the SEC. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter (1)

	High	Low
Quarter Ended December 31, 2017	NA	NA
Quarter Ended September 30, 2017	NA	NA
Quarter Ended June 30, 2017	NA	NA
Quarter Ended March 31, 2017	NA	NA
Quarter Ended December 31, 2016	NA	NA
Quarter Ended September 30, 2016	0.0030	0.0020
Quarter Ended June 30, 2016	0.0040	0.0016
Quarter Ended March 31, 2016	0.0040	0.0021

1) The Company’s common stock only traded sporadically during this fiscal year

Holders of Common Equity

As of December 31, 2017, the Company had approximately 515 shareholders of record.

Dividend Information

The Company has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Sales of Unregistered Securities

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

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2017 and 2016 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company incurred General and Administrative expenses of $338,871 for the year ending 2017 and $313,427 for the year ending 2016. Officers salary of $300,000 was the major component of G&A during the years ended 2017 and 2016. The compensation was accrued but not paid.

Other expense totaled $20,548 for the period ended December 31, 2017 compared to $18,417 for the same period in 2016 The amount in each period was interest of $20,548 for the year ended December 31, 2017 and $18,417 for the same period in 2016 on a $60,000 note that is in default.

The Company has incurred net losses: $359,419 for the fiscal year ended December 31, 2017 and $331,844 for the fiscal year ended December 31, 2016. The Company’s current liabilities exceed its current assets by $3,567,316 as of December 31, 2017 and $3,232,897 as of December 31, 2016. At December 31, 2017, the Company had an accumulated deficit of $17,081,888.

Liquidity and Capital Resources

The Company’s most significant change in liquidity or capital resources has been receipts of proceeds from stock offerings and advances by an officer and director. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The net cash used in operating activities was $21,250 for the year ended December 31, 2017 compared to net cash used of $13,013 for the year ended December 31, 2016.

Net cash provided by financing activities was $22,237 for the year ended December 31, 2017 and the net cash provided was $13,013 for the same period ending December 31, 2016. Financing activities for the period ending December 31, 2017 was higher due to the sale of stock for cash of $25,000. The Company, as shown in the accompanying balance sheets, has nominal assets and an accumulated deficit as of December 31, 2017 and 2016. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Need for Additional Financing

The Company’s existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

Capital Expenditures

None

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework version 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011.

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

Director and Executive Officer.

Joseph Cala, 56, Director, Chairman and CEO

Mr. Cala has been an international business owner most of his professional life. He began his career at an early age rising to top management positions in some of the most prestigious and luxurious resorts in the world. Mr. Cala, as Chairman & CEO of Cala Corporation has been involved in various ventures such as: Fila Sportswear USA; Mondi Fashions, USA; L’Italiano Restaurants and Weddings in California, Hawaii and Japan, Cala Hotels, Inc. dba Undersea Resort; and Hydrogen Future, Inc.

Larry S. Pfautsch, 66, Director

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

Mark Hofius, 54, Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)(2)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
Joseph Cala,(1)	2017	300,000	-	-	-	-	-	300,000
President	2016	300,000	-	-	-	-	-	300,000

Larry S. Pfautsch,	2017	-	-	-	-	-	-	-
Director	2016	-	-	-	-	-	-	-

Mark Hofius,	2017	-	-	-	-	-	-	-
Director	2016	-	-	-	-	-	-	-

(1) Mr Cala was appointed a director and president in 1999.

(2) Accrued but not paid

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company. In addition, no remuneration is proposed to be paid in the future, directly or indirectly, by the Company to any officer or director since there is no existing plan as of December 31, 2017 which provides for such payment.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2017 (334,866,147 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joseph Cala 1314 Texas Street Houston, TX 77002	123,567,793	36.90%

Common Stock	Larry Pfautsch 1314 Texas Street Houston, TX 77002	15,500,000	4.60%

Common Stock	Mark Hofius (2) 1314 Texas Street Houston, TX 77002	18,257,315	5.50%

Common Stock	Shares of all directors and executive officers as a group (3 person)	157,325,108	46.98%

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) Mr. Hofius holds 18,257,315 shares directly and 245,520 shares are held by his family.

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

	2017	2016
Audit fees	$16,800	$10,000
Audit related fees	-	-
Tax fees	-	-
All other fees	$-	$-

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

Cala Corporation

Dated: April 16, 2018	By:	/s/ Joseph Cala
Joseph Cala, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph Cala	President (principal financial and accounting officer)/Director	April 16, 2018
Joseph Cala

/s/ Mark Hofius	Director	April 16, 2018
Mark Hofius

/s/ Larry Pfautsch	Director	April 16, 2018
Larry Pfautsch

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cala Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cala Corporation, the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2014.

Houston, Texas

April 16, 2018

CALA CORPORATION

BALANCE SHEETS

	AS OF DECEMBER 31,
	2017	2016
ASSETS

Cash in trust account	$987	$--

Total current assets	987	--

Total assets	$987	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$156,183	$127,987
Advances – related party	185,254	178,044
Officer salary payable	2,833,600	2,533,600
Taxes payable	11,599	11,599
Notes payable	60,000	60,000
Contingent liabilities	321,667	321,667

Total liabilities	3,568,303	3,232,897

Stockholders’ deficit
Common stock,
$0.005 par value; 400,000,000 shares authorized issued and outstanding 334,866,147 and 329,866,147, respectively:	1,674,329	1,649,329
Additional paid-in capital	11,840,859	11,840,859
Accumulated deficit	(17,081,888)	(16,722,469)
Treasury stock -156,533 shares at cost	(616)	(616)
Total stockholders’ deficit	(3,567,316)	(3,232,897)
Total liabilities and stockholders’ deficit	$987	$--

The accompanying notes are an integral part to the financial statements

CALA CORPORATION

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2017	2016
Operating Expenses
General and administrative expense	338,871	313,427
Total operating expenses	338,871	313,427

Loss from operations	(338,871)	(313,427)

Other expense
Interest expense	(20,548)	(18,417)
Total other expense	(20,548)	(18,417)

Net loss	$(359,419)	$(331,844)

Earnings per share:
Net loss per common share-basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	334,118,202	329,384,958

The accompanying notes are an integral part to the financial statements

CALA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Paid In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2015	327,866,147	$1,639,329	$11,849,259	$(16,390,625)	(56,533)	$(1,116)	$(2,903,153)

Common stock returned to treasury	(100,000)	(500)	--	--	(100,000)	500	--
Common stock issued for service	2,100,000	10,500	(8,400)	--	--	--	2,100

Net loss	--	--	--	(331,844)	--	--	(331,844)

Balance at December 31, 2016	329,866,147	1,649,329	11,840,859	(16,722,469)	(156,533)	(616)	(3,232,897)

Common stock issue for cash	5,000,000	25,000	--	--	--	--	25,000
Net loss	--	--	--	(359,419)	--	--	(359,419)

Balance at December 31, 2017	334,866,147	$1,674,329	$11,840,859	$(17,081,888)	(156,533)	$(616)	$(3,567,316)

The accompanying notes are an integral part of the financial statements

CALA CORPORATION

STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(359,419)	$(331,844)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	--	2,100
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	38,169	16,731
Officer salary payable	300,000	300,000
Net cash used in operating activities	(21,250)	(13,013)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	25,000	--
Repayments on related party advances	(2,763)	--
Proceeds from related party advances	--	13,013
Net cash provided by financing activities	22,237	13,013

NET INCREASE IN CASH	987	--

CASH AT BEGINNING OF YEAR	--	---

CASH AT END OF YEAR	$987	$--

Supplemental schedule of cash flow information:
Interest paid	$--	$--
Income tax	$--	$--

NON-CASH TRANSACTIONS
Common stock returned to treasury	$--	$500
Payment of expenses by related party on behalf of the Company	$9,973	$--

The accompanying notes are an integral part of the financial statements

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1: DESCRIPTION OF BUSINESS

Cala Corporation was incorporated on June 13, 1985 under the laws of the State of Oklahoma. The Company’s sole industry segment was the business of owning, operating, licensing and joint venturing restaurants. The Company discontinued this line of business on December 31, 2006. The Company intends to build an underwater resort but has been unable to secure the financing necessary to begin construction on such a facility. It is considering other businesses which may align with the Company’s objectives.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized, and maintenance and repairs are charged to expense as incurred. Intangible assets consist of acquired customer and vendor databases and are carried at cost, less accumulated amortization.

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Fair value of financial instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

Related Party

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3: GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has nominal assets and an accumulated deficit and working capital deficit. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4: RELATED PARTY TRANSACTIONS

During the years ended December 2017 and 2016, the Company accrued $300,000 each year for salary payable to an officer of the Company; resulting in an outstanding balance of $2,833,600 and $2,533,600 as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, an officer advanced additional funds of $9,973 to the Company for debt reduction and operating expenses and was repaid $2,763 for an outstanding advance related party balance of $185,254. During the year ended December 31, 2016 an officer advanced the Company $13,013 for an outstanding related party balance of $178,044 as of December 31, 2016. The balances are unsecured, non-interest bearing and due on demand.

On May 20, 2017, the Company issued 1,000,000 shares of common stock to a related party for cash of $5,000.

The Company maintains an office at 701 North Post Oak Road, Suite 615, Houston TX 77024 and the location is provided rent free by the CEO.

NOTE 5: EQUITY

On September 8, 2016, the Company issued 2,100,000 shares of common stock to three individuals at $0.001 per share with a value of $2,100 for services.

During the year ended December 31, 2016 the Company received 100,000 shares of common stock back to treasury at $0.005 per share with a value of $500.

On February 2, 2017, the Company issued 4,000,000 shares of common stock to two individuals for cash of $20,000.

On May 20, 2017, the Company issued 1,000,000 shares of common stock to a related party for cash of $5,000.

NOTE 6: COMMITMENTS & CONTINGENCIES

On January 9, 2006, the Company entered into a lease at 3160 Danville Blvd. Suite A, Alamo, CA consisting of 4,500 square feet for a restaurant. The duration of the lease was 10 years with a renewable option for 5 more years. The monthly rent on the space is $8,500 plus taxes and common area charges. Monthly rental may be adjusted on an annual basis. On August 1, 2006, the Company assigned the lease to a non-affiliated third party, but the Company remained liable for the lease until it terminated on January 8, 2016. The lease expired by January 9, 2016. The Company does not have any further obligation.

On April 10, 2006, the Company entered into a lease consisting of approximately 2,450 square feet for a restaurant at 500 Bollinger Canyon Way, Roman CA. The duration of the lease was for 10 years. On August 1, 2006, the Company discontinued its operations in the restaurant business. As a result, the Company assigned the lease to a non-affiliated third party on a sub-lease basis. The Company was fully obligated to the terms of this lease. However, the nonaffiliated party assumed all payments. Under the terms of the agreement, the sub-lessee paid the monthly lease of $5,400 per month for the duration of the lease plus an additional 60 equal monthly installments of $1,500 to the Company. The sublease terminated payment of the $1,500 in August 2008. The lease expired April 10, 2016. The Company does not have any further obligations.

NOTE 7: NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding monthly. As of December 31, 2017, and December 31, 2016, the outstanding principle balance of the note was $60,000 and had accrued interest of $138,115 and $117,567, respectively. The note including principal and interest is in default and still outstanding.

NOTE 8: INCOME TAXES

At December 31, 2017 and 2016, the Company had a federal net operating loss carry forward of approximately $14,277,387 and $14,217,968 respectively.

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2017	2016
Deferred tax assets:
Net operating loss carry forward	$2,988,555	$4,969,779
Total deferred tax assets	2,988,555	4,969,779
Less: Valuation Allowance	(2,988,555)	(4,969,779)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $2,998,555 and $4,969,779, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2017 and 2016, accordingly, recorded a full valuation allowance.

As of December 31, 2017, the Company’s tax years from December 31, 2007 through the year ended December 31, 2017 remain subject to examination by Federal jurisdictions.

NOTE 9: LEGAL MATTERS

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

As of December 31, 2017 and December 31, 2016, the Company has accrued $321,667 for the legal liabilities.

A Desist and Refrain Order was issued by the State of California Department of Corporations against Joseph Cala and Cala Corp. on March 28, 2012 prohibiting Joseph Cala or Cala Corp. from selling securities in the State of California. This order resulted from a complaint made by an individual who made a loan to Cala Corp. for the office building purchased by the Company in Titusville, Florida. Due to the financial restraints of the Company at the time, and the costs associated with defending against the action, the Company elected not to fight the order and allowed the order to become final. The order remains in full force and effect until further order of the California Corporations Commissioner.

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Joseph Cala (filed herewith).
32	Section 1350 Certification of Joseph Cala (filed herewith).

17