Form 10-Q
period 2018-09-30
CALA CORP
filed 2018-11-13
CIK 794107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 000-15109

CALA CORPORATION
(Exact Name of Company as Specified in Its Charter)

Oklahoma	73-1251800
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

701 N. Post Oak Rd. #615, Houston, TX 77024	(713) 380-5147
(State or Other Jurisdiction of Incorporation)	(Company’s Telephone Number)

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

As of November 13, 2018, the Company had 334,866,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CALA CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Cash held in trust	$487	$987

Current assets	487	987

Total assets	$487	$987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$179,334	$156,183
Due to related party	196,117	185,254
Accrued officer salary	3,058,600	2,833,600
Taxes payable	11,599	11,599
Notes payable	60,000	60,000
Contingent liabilities	321,667	321,667
Total current liabilities	3,827,317	3,568,303

Total liabilities	3,827,317	3,568,303

Stockholders’ deficit
Common stock $0.005 par value; 400,000,000 shares authorized Issued and outstanding: 334,866,147 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,674,329	1,674,329
Additional paid-in capital	11,840,859	11,840,859
Accumulated deficit	(17,341,402)	(17,081,888)
Treasury stock – 156,533 shares at cost, respectively	(616)	(616)
Total stockholders’ deficit	(3,826,830)	(3,567,316)
Total liabilities and stockholders’ deficit	$487	$987

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative expense	$77,141	$85,800	$242,605	$249,279
Total operating expenses	77,141	85,800	242,605	249,279

Loss from operations	(77,141)	(85,800)	(242,605)	(249,279)

Other expense
Interest expense	(5,854)	(5,246)	(16,909)	(15,155)
Total other expense	(5,854)	(5,246)	(16,909)	(15,155)

Net loss	$(82,995)	$(91,046)	$(259,514)	(264,434)

Earnings per share:

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	334,866,147	334,866,147	334,866,147	333,866,147

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(259,514)	$(264,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	34,014	18,533
Officers salary payable	225,000	225,000
Net cash used in operating activities	(500)	(20,901)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	--	25,000
Proceeds from advances - related party	--	(2,762)
Net cash provided by financing activities	--	22,238

NET INCREASE (DECREASE) IN CASH	(500)	1,337

CASH AT BEGINNING OF PERIOD	987	--

CASH AT END OF PERIOD	$487	$1,337
SUPPLEMENTAL INFORMATION:
Interest paid	$--	$--
Taxes paid	$--	$--

NON CASH TRANSACTIONS

Expenses paid by related party on behalf of the Company	$10,862	$893

The accompanying notes are an integral part of these unaudited financial statements.

CALA CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the three and nine months period ended September 30, 2018 are not necessarily indicative of the results for the full fiscal year ending December 31, 2018.

NOTE 2 - GOING CONCERN

The accompanying unaudited interim financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has limited assets and an accumulated deficit and working capital deficit as of September 30, 2018. The Company has not established any source of revenue to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ending September 30, 2018, the Company accrued $225,000 for salary payable to an officer of the Company resulting in a balance due of $3,058,600 which has been accrued and not paid. As of December 31, 2017, salary payable due to officer was $2,833,600. The balance is unsecured, non-interest bearing and due on demand.

During the nine month period ending September 30, 2018, an officer paid expenses of $10,862 on behalf of the Company. As of September 30, 2018 and December 31, 2017, the outstanding balance was $196,117 and $185,254, respectively. The balance is unsecured, non-interest bearing and due on demand.

The Company maintains an office at 701 North Post Oak Road, Suite 615, Houston TX 77024 and the location is provided rent free by the CEO.

NOTE 4 - NOTE PAYABLE

In January 2007, the Company issued a note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. As of September 30, 2018 and December 31, 2017, the outstanding principal balance of the note was $60,000 and had accrued interest of $155,024 and $138,115, respectively. The note, including principal and interest, is in default and still outstanding.

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

As of September 30, 2018, the Company has accrued $321,667 for the legal liabilities.

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

NOTE 6 - SUBSEQUENT EVENT

Subsequent to September 30, 2018 an officer and director of the Company directly paid on behalf of the Company $5,819 in accounts payable.

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

Results of Operations

Revenues

The Company reported no revenues for the three and nine months ended September 30, 2018 and 2017.

General and Administrative Expenses

The Company incurred total selling, general and administrative expenses of $77,141 and $242,605 for the three and nine months ended September 30, 2018 as compared to $85,800 and $249,279 for the three and nine months ended September 30, 2017. The change in this expense category was insignificant in 2018 over 2017.

Interest Expense

The Company incurred interest charges of $5,854 and $16,909 for the three and nine months ended September 30, 2018 and $5,246 and $15,155 for the same periods in 2017. The increase in interest is due to the interest calculation on the note plus accrued interest increasing the interest amount each quarter.

Net Loss

The Company reported a net loss of $82,995 and $259,514 for the three and nine months and ended September 30, 2018 as compared to a net loss of $91,046 and $264,434 for the same period ended September 30, 2017. The losses for the three and nine month period was primarily attributable to accrual of officer salaries plus accounting fees.

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

Operating Activities

The net cash used in operating activities was $500 for the nine months ended September 30, 2018 compared to net cash used of $20,901 for the nine months ended September 30, 2017. This decrease is due primarily to an increase in accounts payable and accrued liabilities in 2018 over 2017

Financing Activities

Net cash provided by financing activities was zero for the nine month period ending September 30, 2018 and $22,238 for the same period ending September 30, 2017. Cash provided in in 2017 from the sale of common stock of $25,000.

Liquidity and Capital Resources

As of September 30, 2018, the Company had total current assets of $487 and total current liabilities of $3,827,317 resulting in net working capital deficit of $3,826,830. During the nine months ended September 30, 2018 and 2017, the Company incurred losses of $259,514 and $264,434, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2017 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that the controls are not effective because there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and its principal stockholder has agreed to a judgment in Harris Court Texas District Court (Cause# 2010-36988) with the plaintiff of the case to pay the plaintiff $115,000 plus legal costs of $5,000. The settlement calls for a $50,000 payment on January 12, 2012 plus payments of $2,000 per month thereafter. No payments have been made to date. As of this date the judgment has not been signed by the plaintiff attorney or the judge presiding over the case so actual liability is hard to determine

As of September 30, 2018, the Company has accrued $321,667 for the legal liabilities.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

In January 2007, the Company issued an unsecured note for $60,000 bearing interest at 10% on the principal and accrued interest compounding monthly. The Company renewed the note payable agreement in March 2008 thereby issuing a note for $60,000 bearing interest at 11% on the principal and accrued interest compounding annually. As of September 30, 2018, the outstanding principle balance of the note was $60,000 and had accrued interest of $155,024. The note including principal and interest is in default and still outstanding.

ITEM 4: MINE SAFETY DISCLOSURE.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS:

Number	Description

31	Rule 13a-14(a)/15d-14(a) - Certification of Joseph Cala.

32	Section 1350 - Certification of Joseph Cala.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cala Corporation

Date: November 13, 2018	By:	/s/ Joseph Cala
Joseph Cala, President
Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) - Certification of Joseph Cala (filed herewith).

32	Section 1350 - Certification of Joseph Cala (filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

